Form 10-Q
period 1996-03-31
SUMMIT PREFERRED EQUITY L P
filed 1996-05-15
CIK 812052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1996


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-16695


         SUMMIT PREFERRED EQUITY L.P. AND RELATED BUC$ ASSOCIATES, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                            13-3385956 and 13-3377612

                      ------------------------------------
                      (I.R.S. Employer Identification No.)


                     625 Madison Avenue, New York, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                     10022
                                     -----
                                   (Zip Code)

Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                     ASSETS


                                                                 March 31,         December 31,
                                                                   1996                1995
                                                                ----------         -----------

Cash and cash equivalents                                       $  301,799          $  273,113
Investments in Operating Partnerships (Note 2)                   7,392,810           7,447,538
Other assets                                                         9,951               9,951
                                                                ----------          ----------

   Total Assets                                                 $7,704,560          $7,730,602
                                                                ==========          ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
   Accounts payable and other liabilities                       $   24,599          $   22,289
   Due to General Partners and affiliates (Note 4)                 362,046             340,323
                                                                ----------          ----------

   Total Liabilities                                               386,645             362,612
                                                                ----------          ----------

Contingencies (Note 5)

Partners' Capital (Deficit):
   Limited Partners (657,389 BUC$ issued and outstanding)        7,403,782           7,452,854
   General Partners                                                (85,867)            (84,864)
                                                                ----------          ----------

   Total Partners' Capital                                       7,317,915           7,367,990
                                                                ----------          ----------


   Total Liabilities and Partners' Capital                      $7,704,560          $7,730,602
                                                                ==========          ==========












See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               1996              1995
                                                            ----------        ----------

Revenues:

   Income from equity investments                           $  138,181        $  117,379
   Interest income                                               1,746               837
                                                            ----------        ----------

   Total revenues                                              139,927           118,216
                                                            ----------        ----------


Expenses:

   General and administrative                                   14,765               663
   General and administrative-related parties (Note 4)          15,500            19,879
                                                            ----------       -----------

   Total expenses                                               30,265            20,542
                                                            ----------       -----------

   Net income                                               $  109,662        $   97,674
                                                            ==========        ==========

   Allocation of Net Income:

     Limited Partners                                       $  101,406        $   89,657
                                                            ==========        ==========

     General Partners                                       $    2,069        $    1,830
                                                            ==========        ==========

     Special Distributions to General Partners              $    6,187        $    6,187
                                                            ==========        ==========

   Net income per BUC                                       $     0.15        $     0.14
                                                            ==========        ==========













See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)





                                                       Total             Limited Partners      General Partners
                                                    -----------          ----------------      ----------------

Partners' capital (deficit) - January 1, 1996        $ 7,367,990           $ 7,452,854            $ (84,864)

Net income                                               109,662               101,406                8,256

Distributions                                           (159,737)             (150,478)              (9,259)
                                                     -----------           -----------            ---------

Partners' capital (deficit) - March 31, 1996         $ 7,317,915           $ 7,403,782            $ (85,867)
                                                     ===========           ===========            ==========













See notes to financial statements

                                           SUMMIT PREFERRED EQUITY L.P.
                                              (a limited partnership)
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)



                                                                             Three Months Ended March 31,
                                                                              ----------------------------
                                                                                 1996              1995
                                                                              ----------         ---------

Cash flows from operating activities:

   Net income                                                                 $ 109,662         $  97,674
   Adjustments to reconcile net income to net cash provided by operating activities:

     Increase (decrease) in accounts payable and other liabilities                2,310            (4,750)
     Distributions from investments in operating partnerships in
       excess of net income                                                      54,728            75,030
     Increase in due to General Partners and affiliates                          15,536             1,503
                                                                              ---------         ---------

   Net cash provided by operating activities                                    182,236           169,457
                                                                              ---------         ---------

Cash flows used in financing activities:

   Distributions paid to partners                                              (153,550)         (153,550)
                                                                              ---------         ---------

Net increase in cash and cash equivalents                                        28,686            15,907

Cash and cash equivalents - beginning of period                                 273,113           217,719
                                                                              ---------         ---------

Cash and cash equivalents - end of period                                     $ 301,799         $ 233,626
                                                                              =========         =========


Supplemental schedule of noncash financing activities:

   Distributions to partners                                                  $(159,737)        $(159,737)
   Increase in distributions payable to General Partners                          6,187             6,187
                                                                              ---------         ---------

   Distributions paid to partners                                             $(153,550)        $(153,550)
                                                                              =========         =========




See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)



NOTE 1  -  General

     Summit Preferred Equity L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on January 19, 1987, but had no activity until March 24, 1987. The general partners of the Partnership are Related Equity Funding Inc. (the "Related General Partner"), Partnership Monitoring Corporation and Prudential-Bache Properties, Inc. ("PBP"), collectively the "General Partners".

     The Partnership acquired on an all-cash basis equity interests (the "Preferred Equity Investments") in two operating partnerships (the "Operating Partnerships") each of which holds a multi-family residential garden apartment property.

     These financial statements have been prepared without an audit. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the annual financial statements and notes thereto included in the Partnership's Form 10- K for the year ended December 31, 1995.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Partnership on January 1, 1996. Under SFAS No. 121, impairment is determined to exist when estimated amounts recoverable through future operations and sale of an asset on an undiscounted basis are below that asset's net carrying value. If an asset is determined to be impaired, it must be written down to its estimated fair value. Because the Partnership's previous policy for reviewing its investment in Operating Partnerships for possible impairment was equivalent to SFAS No. 121, implementation of this new accounting standard has not had a material impact on the Partnership's results of operations or financial position.

     Certain balances for the prior period have been reclassified to conform with the current financial statement information.


NOTE 2  -  Investments in Operating Partnerships

     The Partnership holds a Preferred Equity Investment in the TCR-Pinehurst Limited Partnership ("Pinehurst") which acquired and operates the Pinehurst apartment complex located in Kansas City, Missouri. Under the original terms of this investment, the Partnership is entitled to a preferred equity return of 8.8% per annum on its initial investment of $3,799,620 and 9.85% per annum on its initial investment of $1,949,805 in Phase II of Pinehurst. These preferred equity returns are cumulative and noninterest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Partnership totaled $1,189,186 and $1,150,630 at March 31, 1996 and December 31, 1995, respectively.
These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. An affiliate of one of the General Partners is the general partner of Pinehurst.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)



NOTE 2 -  Investments in Operating Partnerships (continued)

          The carrying value of the Partnership's investment in Pinehurst is summarized below:

          Investment in Pinehurst, January 1, 1996             $4,181,249
          Distributions                                           (93,050)
          Net Operating Income                                     49,972
                                                               ----------
          Investment in Pinehurst, March 31, 1996              $4,138,171
                                                               ==========

          The Partnership made a Preferred Equity Investment in the Dominion Totem Park Limited Partnership ("Dominion"), which operates the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Partnership is entitled to receive a preferred equity return of 9.625% per annum on its initial cash contribution of $4,149,585. As of March 31, 1996, the Partnership has received all of the preferred equity returns due from Dominion.

          The carrying value of the Partnership's investment in Dominion is summarized below:

          Investment in Dominion, January 1, 1996              $3,266,289
          Distributions                                           (99,859)
          Net Operating Income                                     88,209
                                                               ----------
          Investment in Dominion, March 31, 1996               $3,254,639
                                                               ==========

          Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of the Investments in Operating Partnerships at March 31, 1996.


NOTE 3  - Supplementary Operating Partnership Financial Information

          The following summarized financial information is for Pinehurst.

                                                Three Months Ended March 31,
                                                -----------------------------
                                                    1996              1995
                                                ------------      -----------
          OPERATIONS
          ----------
          Revenues                              $   211,923        $  214,401
          Operating Expenses                       (120,639)         (128,803)
          Depreciation and Amortization             (41,307)          (50,729)
                                                -----------        ----------
          Net Income                            $    49,977        $   34,869
                                                ===========        ==========

                                                 March 31,         December 31,
                                                   1996              1995
                                               ------------        -----------

          FINANCIAL POSITION
          ------------------
          Total Assets                          $  4,450,327       $ 4,473,484
                                                ============       ===========

          Total Liabilities                     $    311,665       $   291,749
                                                ============       ===========

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)



NOTE 3  - Supplementary Operating Partnership Financial Information (continued)

          The following summarized financial information is for Dominion.

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 1996              1995
                                              ----------         ---------

          OPERATIONS
          ----------
          Revenues                            $  184,775        $  172,764
          Operating Expenses                     (68,851)          (60,644)
          Depreciation                           (27,715)          (29,607)
                                              ----------        -----------

            Net Income                            88,209        $   82,513
                                              ==========        ==========

                                               March 31,        December 31,
                                                 1996              1995
                                              ----------        ----------
          FINANCIAL POSITION
          ------------------
          Total Assets                        $3,326,049        $3,357,643
                                              ==========        ==========
          Total Liabilities                   $   71,410        $   91,354
                                              ==========        ==========


NOTE 4 -  Related Party Transactions

          The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. An affiliate of one of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the two properties in which the Partnership has an investment. The costs and expenses incurred were $15,500 and $19,879 for the three months ended March 31, 1996 and 1995, respectively.

           The distributions earned by the General Partners for the three months ended March 31, 1996 and 1995 were as follows:



                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       1996              1995
                                                                    ---------          --------

           Special Distributions                                    $   6,187          $ 6,187
           Regular Distributions of Cash from Operations                3,072            3,072
                                                                    ---------          -------

            Total                                                   $   9,259          $ 9,259
                                                                    =========          =======


           Special Distributions earned by the General Partners have been accrued but unpaid since the first quarter of 1992. Such amounts totaled $105,179 and $98,992 at March 31, 1996 and December 31, 1995, respectively, and are included in Due to General Partners and affiliates in the Statements of Financial Condition.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)



NOTE 4 -   Related Party Transactions (continued)

           A minority shareholder of the Related General Partner has a minority ownership interest in a management company which provides property management services to the Pinehurst Operating Partnership under the terms of a one year management agreement that automatically renews. The agreement may be canceled with thirty days notice by either party. Management fees equal to 5% of gross revenue are paid monthly and amounted to $10,788 and $10,600 for the three months ended March 31, 1996 and 1995, respectively.

           As of March 31, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 11,250 BUC$.


NOTE 5  - Contingencies

           On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. Plaintiffs alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, breach of fiduciary duty, fraud and deceit, negligence, and demanded an accounting. Plaintiffs sought unspecified compensatory, punitive, and treble damages, as well as rescission, plus costs and attorneys' fees from all defendants except the Partnership, from which they sought only an accounting. The defendants filed a motion to dismiss on December 22, 1993.

           By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees, and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

           On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The case against the Related General Partner is still pending.

NOTE 6 - Subsequent Event

           In May 1996, a distribution of $150,478 and $3,072 was paid to the BUC$holders and General Partners, respectively, from operations for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

           The Partnership's primary source of funds is the preferred distributions from the investments in the Operating Partnerships.

           During the three months ended March 31, 1996, Partnership cash and cash equivalents increased $28,686 as a result of cash flow from operations of $182,236 offset by distributions paid to partners of $153,550.

           Preferred distributions from the Partnership's investment in the Pinehurst Operating Partnership totaled $93,050 for the three months ended March 31, 1996, paid from cash flow from operations. As of March 31, 1996 the cumulative, unrecorded and undistributed preferred distributions totaled $1,189,186, of which $38,556 arose during the three months ended March 31, 1996.

           For the first three months of 1996, the Partnership received preferred distributions totaling $99,859 from its investment in Dominion based on a 9.625% preferred equity return on its initial cash contribution of $4,149,585. As of March 31, 1996 the Partnership has received all of the preferred equity returns due from Dominion.

           In May 1996, the Partnership paid a distribution of $150,478 and $3,072 to the BUC$holders and General Partners, respectively, from cash generated by operations for the quarter ended March 31, 1996. The Special Distribution of $6,187 due to the General Partners was accrued but not paid.

           Future liquidity is expected to result from the cash generated from the properties and ultimately through the sale of the properties by the Operating Partnerships.

           Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.

Results of Operations

           Results of operations for the three months ended March 31, 1996 consisted primarily of net operating income from the Preferred Equity Investments in Pinehurst and Dominion.

           Income from equity investments increased approximately $21,000 for the three months ended March 31, 1996 as compared to the same period in 1995. This was primarily due to an increase in the net income from both properties. The increase at Pinehurst was primarily due to a decrease in repairs and maintenance and amortization expenses. The increase at Dominion was primarily due to normal rent increases.

           General and administrative expenses increased approximately $14,000 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to an under-accrual of audit and tax expenses in 1995.

           General and administrative expenses-related parties decreased approximately $4,000 for three months ended March 31, 1996 as compared to the same period in 1995 primarily due to lower expense reimbursements to the General Partners and their affiliates for services performed for the Partnership.

              At April 21, 1996, the occupancy at Pinehurst and Chateau Creste was 92% and 97%, respectively.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings -- This information is incorporated by reference to Note 5 to the financial statements filed herewith in Item 1 of
              Part I of the Registrant's Quarterly Report.

Item 2.     Changes in Securities -- None

Item 3.     Defaults Upon Senior Securities -- None

Item 4.     Submission of Matters to a Vote of Security Holders -- None

Item 5.     Other Information -- None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 27   Financial Data Schedule (filed herewith).

            (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SUMMIT PREFERRED EQUITY L.P.



                                      By:   RELATED EQUITY FUNDING INC.
                                                   General Partner



Date:  May 14, 1996                   By:   /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           Vice President



Date:  May 14, 1996                   By:   /s/ Lawrence J. Lipton
                                            ----------------------
                                            Lawrence J. Lipton
                                            Treasurer
                                            (Principal Financial and Accounting
                                             Officer)

                                       and

                                       By:  PRUDENTIAL-BACHE PROPERTIES, INC.
                                                     General Partner



Date:  May 14, 1996                   By:   /s/ Eugene D. Burak
                                            -------------------
                                            Eugene D. Burak
                                             Vice President


                                      RELATED BUC$ ASSOCIATES, INC.
                                         Assignor Limited Partner


Date:  May 14, 1996                   By:   /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            Vice President