Form 10-Q
period 1996-06-30
SUMMIT PREFERRED EQUITY L P
filed 1996-08-14
CIK 812052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-16695


         SUMMIT PREFERRED EQUITY L.P. AND RELATED BUC$ ASSOCIATES, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                             13-3385956 and 13-3377612
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 625 Madison Avenue, New York, New York                      10022
- - ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)




Registrant's telephone number, including area code (212) 421-5333




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS


                                                              June 30,     December 31,
                                                                1996          1995
                                                            -----------    -----------

Cash and cash equivalents                                   $   248,867    $   273,113
Investments in Operating Partnerships (Note 2)                7,330,254      7,447,538
Other assets                                                      9,951          9,951
                                                            -----------    -----------

   Total Assets                                             $ 7,589,072    $ 7,730,602
                                                            ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
   Accounts payable and other liabilities                   $    24,366    $    22,289
   Due to General Partners and affiliates (Note 4)              313,110        340,323
                                                            -----------    -----------

   Total Liabilities                                            337,476        362,612
                                                            -----------    -----------

Contingencies (Note 5)

Partners' Capital (Deficit):
   Limited Partners (657,389 BUC$ issued and outstanding)     7,338,790      7,452,854
   General Partners                                             (87,194)       (84,864)
                                                            -----------    -----------

   Total Partners' Capital                                    7,251,596      7,367,990
                                                            -----------    -----------


   Total Liabilities and Partners' Capital                  $ 7,589,072    $ 7,730,602
                                                            ===========    ===========


See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                           Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                          --------   --------   --------   --------
                                            1996       1995       1996       1995
                                          --------   --------   --------   --------

Revenues:

   Income from equity investments         $130,604   $173,631   $268,785   $291,010
   Interest income                           1,748        971      3,494      1,808
                                          --------   --------   --------   --------

   Total revenues                          132,352    174,602    272,279    292,818
                                          --------   --------   --------   --------


Expenses:

   General and administrative               13,667      6,747     28,432      7,410
   General and administrative - related
     parties (Note 4)                       25,266     10,408     40,766     30,287
                                          --------   --------   --------   --------

   Total expenses                           38,933     17,155     69,198     37,697
                                          --------   --------   --------   --------

   Net Income                             $ 93,419   $157,447   $203,081   $255,121
                                          ========   ========   ========   ========


   Allocation of Net Income:

     Limited Partners                     $ 85,487   $148,235   $186,893   $237,892
                                          ========   ========   ========   ========

     General Partners                     $  1,745   $  3,025   $  3,814   $  4,855
                                          ========   ========   ========   ========

     Special Distributions to
       General Partners                   $  6,187   $  6,187   $ 12,374   $ 12,374
                                          ========   ========   ========   ========

   Net Income per BUC                     $    .13   $    .23   $    .28   $    .36
                                          ========   ========   ========   ========


See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                   Total        Limited Partners     General Partners
                                                ----------      ----------------     ----------------
Partners' capital (deficit) - January 1, 1996   $7,367,990         $7,452,854           $(84,864)

Net income                                         203,081            186,893             16,188

Distributions                                     (319,475)          (300,957)           (18,518)
                                                ----------         ----------           --------

Partners' capital (deficit) - June 30, 1996     $7,251,596         $7,338,790           $(87,194)
                                                ==========         ==========           ========


See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                        1996         1995
                                                                    ----------    -----------
Cash flows from operating activities:

   Net income                                                        $ 203,081    $ 255,121
   Adjustments to reconcile net income to net cash provided by operating activities:

     Increase (decrease) in accounts payable and other liabilities       2,077      (17,850)
     Distributions from investments in operating partnerships in
       excess of net income                                            117,284       93,809
     Decrease in due to General Partners and affiliates                (39,587)      (5,889)
                                                                     ---------    ---------

   Net cash provided by operating activities                           282,855      325,191
                                                                     ---------    ---------

Cash flows used in financing activities:

   Distributions paid to partners                                     (307,101)    (307,101)
                                                                     ---------    ---------

Net (decrease) increase in cash and cash equivalents                   (24,246)      18,090

Cash and cash equivalents - beginning of period                        273,113      217,719
                                                                     ---------    ---------

Cash and cash equivalents - end of period                            $ 248,867    $ 235,809
                                                                     =========    =========


Supplemental schedule of noncash financing activities:

   Distributions to partners                                         $(319,475)   $(319,475)
   Increase in distributions payable to General Partners                12,374       12,374
                                                                     ---------    ---------

   Distributions paid to partners                                    $(307,101)   $(307,101)
                                                                     =========    =========


See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

              These financial statements have been prepared without an audit. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

              Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the annual financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995.

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

              The Partnership holds a Preferred Equity Investment in the TCR-Pinehurst Limited Partnership ("Pinehurst") which acquired and operates the Pinehurst apartment complex located in Kansas City, Missouri. Under the original terms of this investment, the Partnership is entitled to a preferred equity return of 8.8% per annum on its initial investment of $3,799,620 and 9.85% per annum on its initial investment of $1,949,805 in Phase II of Pinehurst. These preferred equity returns are cumulative and noninterest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Partnership totaled $1,227,491 and $1,150,630 at June 30, 1996 and December 31, 1995, respectively.
These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. An affiliate of one of the General Partners is the general partner of Pinehurst.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 2  -     Investments in Operating Partnerships (continued)

              The carrying value of the Partnership's investment in Pinehurst is summarized below:

              Investment in Pinehurst, January 1, 1996           $4,181,249
              Distributions                                        (186,350)
              Net Operating Income                                  112,753
                                                                 ----------

              Investment in Pinehurst, June 30, 1996             $4,107,652
                                                                 ==========

              The Partnership made a Preferred Equity Investment in the Dominion Totem Park Limited Partnership ("Dominion"), which operates the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Partnership is entitled to receive a preferred equity return of 9.625% per annum on its initial cash contribution of $4,149,585. As of June 30 1996, the Partnership has received all of the preferred equity returns due from Dominion.

              The carrying value of the Partnership's investment in Dominion is summarized below:

              Investment in Dominion, January 1, 1996             $3,266,289
              Distributions                                         (199,719)
              Net Operating Income                                   156,032
                                                                  ----------

              Investment in Dominion, June 30, 1996               $3,222,602
                                                                  ==========

              Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of the Investments in Operating Partnerships at June 30, 1996.


NOTE 3  -     Supplementary Operating Partnership Financial Information

              The following summarized financial information is for Pinehurst:

                                                       Six Months Ended June 30,
              OPERATIONS                               1996              1995
              ----------                               ----------    ----------

              Revenues                                 $  431,904    $  483,745
              Operating Expenses                         (236,526)     (256,139)
              Depreciation and Amortization               (82,614)     (101,459)
                                                       ----------    ----------

               Net Income                              $  112,764    $  126,147
                                                       ==========    ==========

                                                        June 30,    December 31,
              FINANCIAL POSITION                         1996           1995
              ------------------                       ----------    ----------

              Total Assets                             $4,438,872    $4,473,484
                                                       ==========    ==========

              Total Liabilities                        $  330,723    $  291,749
                                                       ==========    ==========

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

              NOTE 3 - Supplementary Operating Partnership Financial Information (continued)

              The following summarized financial information is for Dominion:

                                                       Six Months Ended June 30,
              OPERATIONS                                  1996          1995
              ----------                              ----------    ----------

              Revenues                                 $  363,070    $  351,832
              Operating Expenses                         (151,608)     (127,742)
              Depreciation                                (55,430)      (59,214)
                                                       ----------    ----------

               Net Income                              $  156,032    $  164,876
                                                       ==========    ==========

                                                        June 30,    December 31,
              FINANCIAL POSITION                          1996          1995
              ------------------                       ----------    ----------

              Total Assets                             $3,274,887    $3,357,643
                                                       ==========    ==========

              Total Liabilities                        $   52,284    $   91,354
                                                       ==========    ==========


NOTE 4  -     Related Party Transactions

              The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. An affiliate of one of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the two properties in which the Partnership has an investment. The costs and expenses incurred for the three months ended June 30, 1996 and 1995 were $25,266 and $10,408, respectively, and for the six months ended June 30, 1996 and 1995 were $40,766 and $30,287, respectively.

              The distributions earned by the General Partners for the three and six months ended June 30, 1996 and 1995 were as follows:

                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                           1996     1995      1996       1995
                                         -------   -------   -------   -------

              Special Distributions      $ 6,187   $ 6,187   $12,374   $12,374
              Regular Distributions of
                Cash from Operations       3,072     3,072     6,144     6,144
                                         -------   -------   -------   -------

                Total                    $ 9,259   $ 9,259   $18,518   $18,518
                                         =======   =======   =======   =======

              Special Distributions earned by the General Partners have been accrued but unpaid since the first quarter of 1992. Such amounts totaled $111,366 and $98,992 at June 30, 1996 and December 31, 1995, respectively, and are included in Due to General Partners and affiliates in the Statements of Financial Condition.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 4 -    Related Party Transactions (continued)

            A minority shareholder of the Related General Partner has a minority ownership interest in a management company which provides property management services to the Pinehurst Operating Partnership under the terms of a one year management agreement that automatically renews. The agreement may be canceled with thirty days notice by either party. Management fees equal to 5% of gross revenue are paid monthly and amounted to $10,827 and $10,843 and $21,615 and $21,443 for the three and six months ended June 30, 1996 and 1995, respectively.

            As of June 30, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 11,250 BUC$.


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

            On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

            The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.


NOTE 6  -   Subsequent Event

            In August 1996, a distribution of $150,478 and $3,072 was paid to the BUC$holders and General Partners, respectively, from operations for the quarter ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
- - -------------------------------

            The Partnership's primary source of funds is the preferred distributions from the investments in the Operating Partnerships.

            During the six months ended June 30, 1996, Partnership cash and cash equivalents decreased $24,246 primarily due to distributions paid to partners of $307,101 which exceeded cash flow from operations of $282,855.

            Preferred distributions from the Partnership's investment in the Pinehurst Operating Partnership, paid from cash flow from operations, totaled $186,350 for the six months ended June 30, 1996. As of June 30, 1996 the cumulative, unrecorded and undistributed preferred distributions totaled $1,227,491, of which $76,861 arose during the six months ended June 30, 1996.

            For the first six months of 1996, the Partnership received preferred distributions totaling $199,719 from its investment in Dominion based on a 9.625% preferred equity return on its initial cash contribution of $4,149,585. As of June 30, 1996 the Partnership has received all of the preferred equity returns due from Dominion.

            In August 1996, the Partnership paid a distribution of $150,478 and $3,072 to the BUC$holders and General Partners, respectively, from cash generated by operations for the quarter ended June 30, 1996. The Special Distribution of $6,187 due to the General Partners was accrued but not paid.

            Future liquidity is expected to result from the cash generated from the properties and, ultimately, through the sale of the properties by the Operating Partnerships.

            Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.

Results of Operations
- - ---------------------

            Results of operations for the three and six months ended June 30, 1996 consisted primarily of net operating income from the Preferred Equity Investments in Pinehurst and Dominion.

            Income from equity investments decreased approximately $43,000 and $22,000 for the three and six months ending June 30, 1996, respectively, as compared to the same periods in 1995. This was primarily due to receipt of insurance proceeds by Pinehurst during the second quarter of 1995 for damage to shingles from a hail storm.

            General and administrative expenses increased approximately $7,000 and $21,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995 primarily due to an under-accrual of audit and tax expenses in 1995.

            General and administrative expenses-related parties increased approximately $15,000 and $10,000 for three and six months ending June 30, 1996, respectively, as compared to the same periods in 1995. This was primarily due to a small over-accrual of expense reimbursements to the General Partners and their affiliates at March 31, 1995, which was corrected in the second quarter, and a small under-accrual of these expense reimbursements at December 31, 1995.

            At July 21, 1996, the occupancies at Pinehurst and Chateau Creste were 92% and 99%, respectively.

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings - This information is incorporated by reference to Note 5 to the financial statements filed herewith in
              Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  27     Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SUMMIT PREFERRED EQUITY L.P.



                         By:  RELATED EQUITY FUNDING INC.
                              General Partner



Date:  August 13, 1996        By:   /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Vice President



Date:  August 13, 1996        By:   /s/ Lawrence J. Lipton
                                    ----------------------
                                    Lawrence J. Lipton
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                         and

                         By:  PRUDENTIAL-BACHE PROPERTIES, INC.
                              General Partner



Date:  August 13, 1996        By:   /s/ Eugene D. Burak
                                    -------------------
                                    Eugene D. Burak
                                    Vice President


                         RELATED BUC$ ASSOCIATES, INC.
                         Assignor Limited Partner



Date:  August 13, 1996        By:   /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Vice President