Form 10-Q
period 1996-09-30
SUMMIT PREFERRED EQUITY L P
filed 1996-11-14
CIK 812052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-16695


         SUMMIT PREFERRED EQUITY L.P. AND RELATED BUC$ ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                             13-3385956 and 13-3377612
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 625 Madison Avenue, New York, New York                          10022
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)




Registrant's telephone number, including area code (212) 421-5333




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                     ASSETS

                                                                               September 30,     December 31,
                                                                                  1996               1995
                                                                                ----------        ----------
Cash and cash equivalents                                                       $  259,342        $  273,113
Investments in Operating Partnerships (Note 2)                                   7,263,914         7,447,538
Other assets                                                                         9,951             9,951
                                                                                ----------        ----------

   Total Assets                                                                 $7,533,207        $7,730,602
                                                                                ==========        ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
   Accounts payable and other liabilities                                       $   23,940        $   22,289
   Due to General Partners and affiliates (Note 4)                                 323,106           340,323
                                                                                ----------        ----------

   Total Liabilities                                                               347,046           362,612
                                                                                ----------        ----------

Contingencies (Note 5)

Partners' Capital (Deficit):
   Limited Partners (657,389 BUC$ issued and outstanding)                        7,274,665         7,452,854
   General Partners                                                                (88,504)          (84,864)
                                                                                ----------        ----------

   Total Partners' Capital                                                       7,186,161         7,367,990
                                                                                ----------        ----------


   Total Liabilities and Partners' Capital                                      $7,533,207        $7,730,602
                                                                                ==========        ==========




See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                 Three Months Ended                   Nine Months Ended
                                                     September 30,                       September 30,
                                              ---------------------------       ----------------------------
                                                1996              1995              1996             1995
                                              ---------        ----------       ----------        ----------
Revenues:

   Income from equity investments             $ 126,819        $   77,672       $  395,604        $  368,682
   Interest income                                1,503             1,475            4,997             3,283
                                              ---------        ----------       ----------        ----------

   Total revenues                               128,322            79,147          400,601           371,965
                                              ---------        ----------       ----------        ----------


Expenses:

   General and administrative                    12,957            22,313           41,389            29,723
   General and administrative - related
     parties (Note 4)                            21,063            14,577           61,829            44,864
                                              ---------        ----------       ----------        ----------

   Total expenses                                34,020            36,890          103,218            74,587
                                              ---------        ----------       ----------        ----------

   Net Income                                 $  94,302        $   42,257       $  297,383         $ 297,378
                                              =========        ==========       ==========        ==========


   Allocation of Net Income:

     Limited Partners                         $  86,353        $   35,349       $  273,246         $ 273,241
                                              =========        ==========       ==========        ==========

     General Partners                         $   1,762        $      721       $    5,576         $   5,576
                                              =========        ==========       ==========        ==========

     Special Distributions to
       General Partners                       $   6,187        $    6,187       $   18,561        $   18,561
                                              =========        ==========       ==========        ==========

   Net Income per BUC                         $     .14        $      .05       $      .42        $      .42
                                              =========        ==========       ==========        ==========




See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)





                                                         Total            Limited Partners     General Partners
                                                        ----------        ----------------     ----------------

Partners' capital (deficit) - January 1, 1996           $7,367,990            $7,452,854          $  (84,864)

Net income                                                 297,383               273,246              24,137

Distributions                                             (479,212)             (451,435)            (27,777)
                                                        ----------            ----------          ----------

Partners' capital (deficit) - September 30, 1996        $7,186,161            $7,274,665          $  (88,504)
                                                        ==========            ==========          ==========






See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ----------------------------
                                                                                   1996             1995
                                                                                ----------        ----------
Cash flows from operating activities:

   Net income                                                                   $  297,383        $  297,378
   Adjustments to reconcile net income to net cash provided by operating activities:

     Increase (decrease) in accounts payable and other liabilities                   1,651           (10,375)
     Distributions from investments in operating partnerships in
       excess of net income                                                        183,624           208,546
     Decrease in due to General Partners and affiliates                            (35,778)           (4,693)
                                                                                ----------        ----------

   Net cash provided by operating activities                                       446,880           490,856
                                                                                ----------        ----------

Cash flows used in financing activities:

   Distributions paid to partners                                                 (460,651)         (460,651)
                                                                                ----------        ----------

Net (decrease) increase in cash and cash equivalents                               (13,771)           30,205

Cash and cash equivalents - beginning of period                                    273,113           217,719
                                                                                ----------        ----------

Cash and cash equivalents - end of period                                       $  259,342        $  247,924
                                                                                ==========        ==========


Reconciliation of distributions paid to partners:

   Distributions to partners                                                    $ (479,212)       $ (479,212)
   Increase in distributions payable to General Partners                            18,561            18,561
                                                                                ----------        ----------

   Distributions paid to partners                                               $ (460,651)       $ (460,651)
                                                                                ==========        ==========



See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
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

           These financial statements have been prepared without an audit. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

           The Partnership accounts for its investments in Operating Partnerships using the equity method. The Partnership holds a Preferred Equity Investment in the TCR-Pinehurst Limited Partnership ("Pinehurst") which acquired and operates the Pinehurst apartment complex located in Kansas City, Missouri. Under the original terms of this investment, the Partnership is entitled to a preferred equity return of 8.8% per annum on its initial investment of $3,799,620 and 9.85% per annum on its initial investment of $1,949,805 in Phase II of Pinehurst. These preferred equity returns are cumulative and noninterest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Partnership totaled $1,265,797 and $1,150,630 at September 30, 1996 and December 31, 1995, respectively. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. An affiliate of one of the General Partners is the general partner of Pinehurst.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 2  -  Investments in Operating Partnerships (continued)

           The carrying value of the Partnership's investment in Pinehurst is summarized below:

           Investment in Pinehurst, January 1, 1996                          $4,181,249
           Distributions                                                       (279,650)
           Net Operating Income                                                 151,001
                                                                             ----------

           Investment in Pinehurst, September 30, 1996                       $4,052,600
                                                                             ==========

           The Partnership made a Preferred Equity Investment in the Dominion Totem Park Limited Partnership ("Dominion"), which operates the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Partnership is entitled to receive a preferred equity return of 9.625% per annum on its initial cash contribution of $4,149,585. As of September 30 1996, the Partnership has received all of the preferred equity returns due from Dominion.

           The carrying value of the Partnership's investment in Dominion is summarized below:

           Investment in Dominion, January 1, 1996                           $3,266,289
           Distributions                                                       (299,578)
           Net Operating Income                                                 244,603
                                                                             ----------

           Investment in Dominion, September 30, 1996                        $3,211,314
                                                                             ==========

           Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of the Investments in Operating Partnerships at September 30, 1996.


NOTE 3  -  Supplementary Operating Partnership Financial Information

           The following summarized financial information is for Pinehurst:

                                                                         Nine Months Ended   September 30,
                                                                         ---------------------------------
           OPERATIONS                                                           1996             1995
           ----------                                                    -----------------   -------------
           Revenues                                                          $  664,219       $   706,285
           Operating Expenses                                                  (389,283)         (460,727)
           Depreciation and Amortization                                       (123,921)         (131,488)
                                                                             ----------        ----------

             Net Income                                                      $  151,015        $  114,070
                                                                             ==========        ==========

                                                                            September 30,      December 31,
           FINANCIAL POSITION                                                   1996              1995
           ------------------                                               -------------      ------------
           Total Assets                                                      $4,370,124        $4,473,484
                                                                             ==========        ==========

           Total Liabilities                                                 $  371,023        $  291,749
                                                                             ==========        ==========

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 3  -  Supplementary Operating Partnership Financial Information (continued)

           The following summarized financial information is for Dominion:

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
           OPERATIONS                                                          1996             1995
           ----------                                                    --------------     ------------
           Revenues                                                        $    547,065     $   528,932
           Operating Expenses                                                  (219,318)       (185,487)
           Depreciation                                                         (83,144)        (88,822)
                                                                           ------------     -----------

             Net Income                                                    $    244,603     $   254,623
                                                                           ============     ===========


                                                                          September 30,     December 31,
           FINANCIAL POSITION                                                 1996              1995
           ------------------                                             -------------     ------------
           Total Assets                                                    $  3,270,176     $ 3,357,643
                                                                           ============     ===========

           Total Liabilities                                               $     58,862     $    91,354
                                                                           ============     ===========


NOTE 4  -  Related Party Transactions

           The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. An affiliate of one of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the two properties in which the Partnership has an investment. The costs and expenses incurred for the three months ended September 30, 1996 and 1995 were $21,063 and $14,577, respectively, and for the nine months ended September 30, 1996 and 1995 were $61,829 and $44,864, respectively.

           The distributions earned by the General Partners for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                        ---------------------     ---------------------
                                                           1996        1995         1996         1995
                                                        --------     --------     --------     --------

            Special Distributions                       $  6,187     $  6,187     $ 18,561     $ 18,561
            Regular Distributions of
              Cash from Operations                         3,072        3,072        9,216        9,216
                                                        --------     --------     --------     --------

              Total                                     $  9,259     $  9,259    $  27,777    $  27,777
                                                         =======      =======     ========     ========

           Special Distributions earned by the General Partners have been accrued but unpaid since the first quarter of 1992. Such amounts totaled $117,553 and $98,992 at September 30, 1996 and December 31, 1995, respectively, and are included in Due to General Partners and affiliates in the Statements of Financial Condition.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 4  -  Related Party Transactions (continued)

           A minority shareholder of the Related General Partner has a minority ownership interest in a management company which provides property management services to the Pinehurst Operating Partnership under the terms of a one year management agreement that automatically renews. The agreement may be canceled with thirty days notice by either party. Management fees equal to 5% of gross revenue are paid monthly and amounted to $11,397 and $10,913 and $33,012 and $32,356 for the three and nine months ended September 30, 1996 and 1995, respectively.

           As of September 30, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 11,250 BUC$.


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

           In November 1996, a distribution of $150,478 and $3,072 was paid to the BUC$holders and General Partners, respectively, from operations for the quarter ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

           The Partnership's primary source of funds is the preferred distributions from the investments in the Operating Partnerships.

           During the nine months ended September 30, 1996, Partnership cash and cash equivalents decreased $13,771 primarily due to distributions paid to partners of $460,651 which exceeded cash flow from operations of $446,880.

           Preferred distributions from the Partnership's investment in the Pinehurst Operating Partnership, paid from cash flow from operations, totaled $279,650 for the nine months ended September 30, 1996. As of September 30, 1996, the cumulative, unrecorded and undistributed preferred distributions totaled $1,265,797, of which $115,167 arose during the nine months ended September 30, 1996.

           For the first nine months of 1996, the Partnership received preferred distributions totaling $299,578 from its investment in Dominion based on a 9.625% preferred equity return on its initial cash contribution of $4,149,585. As of September 30, 1996 the Partnership has received all of the preferred equity returns due from Dominion.

           In November 1996, the Partnership paid a distribution of $150,478 and $3,072 to the BUC$holders and General Partners, respectively, from cash generated by operations for the quarter ended September 30, 1996. The Special Distribution of $6,187 due to the General Partners was accrued but not paid.

           Future liquidity is expected to result from the cash generated from the properties and, ultimately, through the sale of the properties by the Operating Partnerships.

           Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.

Results of Operations

           Results of operations for the three and nine months ended September 30, 1996 consisted primarily of net operating income from the Preferred Equity Investments in Pinehurst and Dominion.

           Income from equity investments increased approximately $49,000 for the three months ending September 30, 1996 as compared to the same period in 1995 primarily due to repair work that was done at Pinehurst in the third quarter of 1995 relating to damage from a hail storm for which insurance proceeds were received in the second quarter of 1995.

           General and administrative expenses decreased approximately $9,000 and increased approximately $12,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease for the three months ending September 30, 1996 was primarily due to an underaccrual of audit and tax return preparation fees at June 30, 1995. The increase for the nine months ending September 30, 1996 was primarily due to an underaccrual of tax return preparation fees at December 31, 1995 and an increase in legal expenses in 1996.

           General and administrative expenses-related parties increased approximately $6,000 and $17,000 for three and nine months ending September 30, 1996, respectively, as compared to the same periods in 1995 primarily due to higher expense reimbursements to the General Partners and their affiliates for services performed for the Partnership.

           At November 3, 1996, the occupancy at Pinehurst and Chateau Creste was 95% and 97%, respectively.

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


                          SUMMIT PREFERRED EQUITY L.P.



                                     By:    RELATED EQUITY FUNDING INC.
                                            General Partner



Date:  November 13, 1996                    By:   /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes
                                                  Vice President
                                                  (Principal Financial Officer)


Date:  November 13, 1996                    By:   /s/ Richard A. Palermo
                                                  ----------------------
                                                  Richard A. Palermo
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                     and

                                     By:    PRUDENTIAL-BACHE PROPERTIES, INC.
                                            General Partner



Date:  November 13, 1996                    By:   /s/ Eugene D. Burak
                                                  -------------------
                                                  Eugene D. Burak
                                                  Vice President


                                     RELATED BUC$ ASSOCIATES, INC.
                                     Assignor Limited Partner



Date:  November 13, 1996                    By:   /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes
                                                  Vice President