Form 10-K
period 1996-12-31
SUMMIT PREFERRED EQUITY L P
filed 1997-04-02
CIK 812052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-16695

           SUMMIT PREFERRED EQUITY L.P. AND RELATED BUC$ ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                       13-3385956 and 13-3377612
(State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                Identification No.)

625 Madison Avenue, New York, New York                10022
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Beneficial Unit Certificates

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

       Registrant's prospectus dated August 6, 1987 as supplemented by supplements No. 1, No. 2 and No. 3 thereto dated December 8, 1987, April 28, 1988 and August 31, 1988, respectively, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 43

                                     PART I


Item 1.       Business.

General

              Summit Preferred Equity L.P. (the "Registrant") is a limited partnership which was formed under the laws of the State of Delaware on January 19, 1987. The General Partners of the Registrant are Related Equity Funding Inc. (the "Related General Partner"), Partnership Monitoring Corporation (the "Special General Partner" and an affiliate of the Related General Partner), and Prudential-Bache Properties, Inc. ("PBP"), collectively, the "General Partners."

              On August 6, 1987, the Registrant commenced a public offering (the "Offering") of Beneficial Unit Certificates (BUC$) representing assignments of limited partnership interests in the Registrant ("Limited Partnership Interests"), managed by Prudential Securities Incorporated ("PSI"), an affiliate of PBP, pursuant to a prospectus dated August 6, 1987 as supplemented (the "Prospectus"). As of February 15, 1989 (the date on which the Registrant held its last closing of the sale of BUC$), the Registrant had received $11,767,262 of net proceeds from the Offering. No further issuance of BUC$ is anticipated. Capitalized terms which are used and not defined herein have the same meaning as in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") contained in the Prospectus.

              The Registrant acquired on an all-cash basis equity interests (the "Preferred Equity Investments") in two operating partnerships (the "Operating Partnerships") each of which holds a multi-family residential garden apartment property (the "Properties"). No further acquisitions are anticipated. See Item 2 Properties.

              The Registrant's income from its Preferred Equity Investment in the Dominion Totem Park Limited Partnership ("Dominion") accounted for approximately 51%, 52% and 60% of the Registrant's total revenues in 1996, 1995, and 1994, respectively. The Registrant's income from its Preferred Equity Investment in the TCR-Pinehurst Limited Partnership ("Pinehurst") accounted for substantially all of the rest of total revenues for those years.

Competition

              The real estate business is highly competitive and both of the Preferred Equity Investments in the Properties in which the Registrant has invested have active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Registrant.

Employees

              The Registrant does not have any employees. All services are performed for the Registrant by its General Partners and their affiliates. For a description of fees and other payments the General Partners and their affiliates may receive, see "Management Compensation", beginning at page 17 and ending at page 20 of the Prospectus, which is incorporated herein by reference (See Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K). See also Items 11 and 13 of this report.

Other Events

              On December 31, 1996, the United States District Court for the Southern District of New York (the "Court") issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the class action litigation (the "Class Action") relating to the Registrant (In re Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005) against the Related General Partner and certain of its affiliates. See Note 7 to the financial statements in Item 8. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Registrant and three other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

              The proposed Related settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Registrant as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

              Under the proposed Reorganization plan, the BUC$holders of the Registrant and Summit Insured Equity L.P., Summit Insured Equity L.P. II and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

              In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Registrant by the Court.

              Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters, (i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or (iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and (ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

              There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame.


Item 2.       Properties.

              A Preferred Equity Investment was made by the Registrant in Pinehurst during 1987. This Operating Partnership operates the Pinehurst apartment complex (the "Pinehurst Property"), located in Kansas City, Missouri, which contains 96 apartments. In 1989 the Registrant made an additional investment in Pinehurst relating to Phase II, which contains 50 apartments. The Pinehurst Property was approximately 94% occupied as of March 9, 1997. The Special General Partner is the general partner of Pinehurst.

              The Registrant made a Preferred Equity Investment, during 1988, in Dominion, which operates the Chateau Creste apartment complex (the "Chateau Creste Property") in Kirkland, Washington. The Chateau Creste Property, which was completed during August 1988, contains 90 apartments and was 100% occupied as of March 9, 1997.

Item 3.       Legal Proceedings.

              See Item 1. Business - Other Events and Note 7 to the financial statements in Item 8. Financial Statements and Supplementary Data which information is incorporated herein by reference.

Item 4.       Submission of Matters to a Vote of BUC$holders.

              No matters were submitted to a vote of BUC$holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5.       Market for the Registrant's BUC$ and Related BUC$holder Matters.

              The Registrant has issued 657,389 Limited Partnership Interests, each representing a $20 capital contribution to the Registrant, or an aggregate capital contribution of $13,147,780. All of the issued and outstanding Limited Partnership Interests have been issued to Related BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has in turn issued 657,389 BUC$ to the purchasers thereof for an aggregate purchase price of $13,147,780. Each BUC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BUC$ may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests acquired upon the conversion of BUC$ are not thereafter convertible to BUC$. Further information concerning the BUC$ is set forth under "Description of BUC$" beginning at page 88 and ending on page 89 of the Prospectus, which information is incorporated herein by reference thereto.

              Neither the BUC$ nor the Limited Partnership Interests are traded on any established public trading market.

              The General Partners have established a policy of limiting transfers of BUC$ in secondary market transactions unless, notwithstanding such transfers, the Registrant will satisfy one or more applicable safe harbors prescribed by the Internal Revenue Service to avoid having the Registrant classified as a publicly traded partnership, which could have adverse tax effects on investors. In order to comply with the safe harbor provisions, the transfer of BUC$ may be restricted. Furthermore, the Court's Order in connection with the proposed Related Settlement of the Class Action imposes certain restrictions on the transfer of the BUC$. See Item1. Business - Other Events.

              There are no material restrictions in the Registrant's Partnership Agreement on the Registrant's ability to make distributions.

              As of March 3, 1997, there were 943 registered holders of an aggregate of 657,389 BUC$.

              Cash distributions made to the Limited Partners and BUC$holders for the following quarters in 1996 and 1995 per BUC are as follows:

          Cash Distribution         Total Amount          Total Quarterly
          for Quarter Ended       of Distribution      Distribution Per BUC
          -----------------       ---------------      --------------------

          March 31, 1996            $ 150,478            $  .2289
          June 30, 1996               150,479               .2289
          September 30, 1996          150,479               .2289
          December 31, 1996           150,478               .2289
                                    ---------            --------

             Total for 1996         $ 601,914           $   .9156
                                    =========           =========

          March 31, 1995            $ 150,478           $   .2289
          June 30, 1995               150,479               .2289
          September 30, 1995          150,479               .2289
          December 31, 1995           150,478               .2289
                                    ---------            --------

             Total for 1995         $ 601,914           $   .9156
                                    =========           =========


              Cash distributions were made from Cash Available for Distribution. Cash Available for Distribution is the excess of the Registrant's cash revenue from operations of the Properties over cash disbursements, without deduction for depreciation and amortization but after a reasonable allowance for cash reserves for repairs, replacements, contingencies, etc., as determined by the General Partners. Cash Available for Distribution remaining after payment of the Special Distribution to the General Partners (see Note 6 to the Financial Statements in
Item 8) is distributed 98% to the BUC$holders and Limited Partners and 2% to the General Partners. Approximately $191,000, $142,000 and $296,000 of the $602,000 paid to BUC$holders and Limited Partners in each of 1996, 1995 and 1994, respectively, represented a return of capital on a generally accepted accounting principles (GAAP) basis (the return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders). The Special Distributions earned by the General Partners continue to be accrued but unpaid since the first quarter of 1992 and aggregated approximately $124,000 as of December 31, 1996. In connection with the distributions set forth in the table above, the General Partners received approximately $12,000 in both 1996 and 1995, representing the 2% distribution.

Item 6.       Selected Financial Data.

              The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.


                                             Years Ended December 31
                          --------------------------------------------------------------
OPERATIONS                    1996        1995        1994          1993         1992
----------                ----------   ----------  ----------    ----------   ----------
Revenues                  $  572,714   $  591,879  $  476,370    $  426,417   $  347,827

Operating expenses           128,414       98,284     139,191       114,267      113,567

Amortization                       0            0           0        22,944       45,608
                          ----------   ----------  ----------    ----------   ----------

Net income                $  444,300   $  493,595  $  337,179    $  289,206   $  188,652
                          ==========   ==========  ==========    ==========   ==========

Net income per BUC        $      .63   $      .70  $      .47    $      .39   $      .24
                          ==========   ==========  ==========    ==========   ==========


                                                 December 31,
                          --------------------------------------------------------------
FINANCIAL POSITION           1996         1995        1994          1993          1992
------------------        ----------   ----------  ----------    ----------   ----------

Total Assets              $7,517,757   $7,730,602   $7,857,821   $8,059,427   $8,377,105
                          ==========   ==========  ==========    ==========   ==========

Total Liabilities         $  344,417   $  362,612   $  344,476   $  244,311   $  215,377
                          ==========   ==========  ==========    ==========   ==========

Total Partners' Capital   $7,173,340   $7,367,990   $7,513,345   $7,815,116   $8,161,728
                          ==========   ==========   =========    ==========   ==========


CASH DISTRIBUTIONS

              Reference is made to Item 5 for information regarding per BUC distributions to BUC$holders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

              The Registrant's primary source of funds is the Preferred Distributions from the investments in the Operating Partnerships.

              During the year ended December 31, 1996, Registrant cash and cash equivalents decreased $6,686 as a result of cash flow from operations of $607,516 offset by distributions paid to partners of $614,202.

              For the years ended December 31, 1996, 1995 and 1994, Preferred Distributions received from the Registrant's investments, net of general and administrative expenses, were sufficient to cover distributions to partners. However, certain expense reimbursements for the year ended December 31, 1996 and the payment of the Special Distribution to the General Partners since the first quarter of 1992 have been accrued but unpaid.

              Preferred Distributions from the Registrant's investment in the Pinehurst Operating Partnership totaled $372,913, $370,163 and $329,652 for the years ended December 31, 1996, 1995 and 1994, respectively. The Registrant was guaranteed a Preferred Equity Return of 8.8% (9.6% prior to April 15, 1989) per annum on the initial cash contribution of $3,799,620 in Phase I and 9.85% (10.875% for the first eighteen months) per annum on the additional investment of $1,949,805 in Phase II. These Preferred Equity Returns are cumulative and noninterest-bearing. The cumulative, unrecorded and undistributed Preferred Equity Returns to the Registrant totaled $1,304,103 and $1,150,630 at December 31, 1996 and 1995, respectively. These Preferred Equity Returns are payable from excess cash flow or proceeds from a sale or refinancing of Pinehurst's rental property.

              Preferred Distributions from the Registrant's investment in Dominion totaled $399,438 for each of the years ended December 31, 1996, 1995 and 1994 based on a guaranteed Preferred Equity Return of 9.625% (10.875% prior to March 1, 1990) per annum on its initial cash contribution of $4,149,585. As of December 31, 1996 the Partnership has received all of the Preferred Equity Returns due from Dominion.

              On February 14, 1997, the Registrant paid a distribution of $150,478 and $3,072 to the BUC$holders and General Partners, respectively, from cash generated by operations for the quarter ended December 31, 1996. The Special Distribution of $24,748 due to the General Partners was accrued but not paid.

              Future liquidity is expected to result from the cash generated from the properties and ultimately through the sale of the properties by the Operating Partnerships.

              For a discussion of the proposed Settlement of the Class Action relating to the Registrant see Other Events in Item 1. Business above.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.

Results of Operations

              The Registrant reviews each property held by the Operating Partnerships for possible impairment at least annually and more frequently if circumstances warrant. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

              The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Registrant's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairment have been recorded as of December 31, 1996.

1996 vs. 1995

              Results of operations for the year ended December 31, 1996 consisted primarily of net operating income from the Preferred Equity Investments in Pinehurst and Dominion.

              Income from equity investments remained fairly consistent with a decrease of approximately $21,000 for the year ended December 31, 1996 as compared to 1995.

              General and administrative expenses increased approximately $7,000 for the year ended December 31, 1996 as compared to 1995 primarily due to an underaccrual of tax return preparation fees at December 31, 1995. General and administrative expenses-related parties increased approximately $23,000 for the year ended December 31, 1996 primarily due to higher expense reimbursements to the General Partners and their affiliates for services performed for the Registrant.

              Net income per BUC was $.63 for the year ended December 31, 1996. The decrease of $.07 from 1995 is mainly attributable to the decrease in income from equity investments and the increase in total expenses.

1995 vs. 1994

              Results of operations for the year ended December 31, 1995 consisted primarily of net operating income from the Preferred Equity Investments in Pinehurst and Dominion.

              Income from equity investments increased approximately $113,000 for the year ended December 31, 1995 as compared to 1994. This was primarily due to normal rent increases at both properties as well as a decrease in expenses at Pinehurst, including repairs and maintenance, property taxes and insurance.

              General and administrative expenses decreased approximately $25,000 for the year ended December 31, 1995 as compared to 1994 primarily due to a decrease in legal expenses in 1995. General and administrative expenses-related parties decreased approximately $15,000 due to lower expense reimbursements to the General Partners and their affiliates for services performed for the Registrant.

              Net income per BUC was $.70 for the year ended December 31, 1995. The increase of $.23 over 1994 is mainly attributable to the increase in income from equity investments and the decrease in total expenses.


Item 8.       Financial Statements and Supplementary Data.

(a) 1.        Financial Statements                                                               Page
              --------------------                                                               ----

              Independent Auditors' Report                                                        10

              Statements of Financial Condition as of December 31, 1996 and 1995                  11

              Statements of Income - Years ended December 31, 1996, 1995 and 1994                 12

              Statements of Changes in Partners' Capital (Deficit) -
              Years ended December 31, 1996, 1995 and 1994                                        13

              Statements of Cash Flows - Years ended December 31, 1996, 1995 and
              1994                                                                                14

              Notes to Financial Statements                                                       15

                        [LETTER OF DELOITTE & TOUCHE LLP]

                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Summit Preferred Equity L.P.
New York, New York


              We have audited the accompanying statements of financial condition of Summit Preferred Equity L.P. (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, such financial statements present fairly, in all material respects, the financial position of Summit Preferred Equity L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touch LLP
New York, New York
March 20, 1997

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION



                                     ASSETS


                                                                   December 31,
                                                            --------------------------
                                                                1996           1995
                                                            -----------    -----------

Cash and cash equivalents                                   $   266,427    $   273,113
Investments in Operating Partnerships (Note 3)                7,241,379      7,447,538
Other assets                                                      9,951          9,951
                                                            -----------    -----------

   Total Assets                                             $ 7,517,757    $ 7,730,602
                                                            ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
   Accounts payable and other liabilities                   $    27,826    $    22,289
   Due to General Partners and affiliates (Note 5)              316,591        340,323
                                                            -----------    -----------

   Total Liabilities                                            344,417        362,612
                                                            -----------    -----------

Contingencies (Note 7)

Partners' Capital (Deficit):
   Limited Partners (657,389 BUC$ issued and outstanding)     7,262,101      7,452,854
   General Partners                                             (88,761)       (84,864)
                                                            -----------    -----------

   Total Partners' Capital                                    7,173,340      7,367,990
                                                            -----------    -----------


   Total Liabilities and Partners' Capital                  $ 7,517,757    $ 7,730,602
                                                            ===========    ===========













See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME



                                                              Years Ended December 31,
                                                           ------------------------------
                                                            1996        1995       1994
                                                           --------   --------   --------

Revenues:

   Income from equity investments                          $566,192   $586,988   $474,178
   Interest income                                            6,522      4,891      2,192
                                                           --------   --------   --------

   Total revenues                                           572,714    591,879    476,370
                                                           --------   --------   --------

Expenses:

   General and administrative                                56,664     49,222     74,718
   General and administrative - related parties (Note 5)     71,750     49,062     64,473
                                                           --------   --------   --------

   Total expenses                                           128,414     98,284    139,191
                                                           --------   --------   --------

Net income                                                 $444,300   $493,595   $337,179
                                                           ========   ========   ========

Allocation of Net Income:

   Limited Partners                                        $411,161   $459,470   $306,182
                                                           ========   ========   ========

   General Partners                                        $  8,391   $  9,377   $  6,249
                                                           ========   ========   ========

   Special Distributions to General Partners (Note 6)      $ 24,748   $ 24,748   $ 24,748
                                                           ========   ========   ========

Net income per BUC                                         $    .63   $    .70   $    .47
                                                           ========   ========   ========














See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                                  Total      Limited Partners     General Partners
                                                               ----------    ----------------     ----------------

Partners' capital (deficit) - January 1, 1994                  $7,815,116       $7,891,030         $ (75,914)

Net income                                                        337,179          306,182            30,997

Distributions                                                    (638,950)        (601,914)          (37,036)
                                                               ----------       ----------        ----------

Partners' capital (deficit) - December 31, 1994                 7,513,345        7,595,298           (81,953)

Net income                                                        493,595          459,470            34,125

Distributions                                                    (638,950)        (601,914)          (37,036)
                                                               ----------       ----------        ----------

Partners' capital (deficit) - December 31, 1995                 7,367,990        7,452,854           (84,864)

Net income                                                        444,300          411,161            33,139

Distributions                                                    (638,950)        (601,914)          (37,036)
                                                               ----------       ----------        ----------

Partners' capital (deficit) - December 31, 1996                $7,173,340       $7,262,101        $  (88,761)
                                                               ==========       ==========        ==========

























See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS


                                                                          Years Ended December 31,
                                                               ----------------------------------------------
                                                                  1996            1995               1994
                                                               ----------       ----------         ----------
Cash flows from operating activities:

Net income                                                     $  444,300       $  493,595         $  337,179

Adjustments to reconcile net income to net cash provided by operating activities:

 Increase (decrease) in accounts payable and
  other liabilities                                                 5,537           (7,060)            (2,699)
 Distributions from investments in operating
   partnerships in excess of net income                           206,159          182,613            254,912
 (Decrease) increase in due to General Partners
   and affiliates                                                 (48,480)             448             78,116
                                                               ----------       ----------         ----------

 Net cash provided by operating activities                        607,516          669,596            667,508
                                                               ----------       ----------         ----------

Cash flows used in financing activities:

 Distributions paid to partners                                  (614,202)        (614,202)          (614,202)

Net (decrease) increase in cash and cash equivalents               (6,686)          55,394             53,306

Cash and cash equivalents - beginning of year                     273,113          217,719            164,413
                                                               ----------       ----------         ----------

Cash and cash equivalents - end of year                        $  266,427       $  273,113         $  217,719
                                                               ==========       ==========         ==========

Supplemental schedule of noncash financing activities:

 Distributions to partners                                     $ (638,950)      $ (638,950)        $ (638,950)
 Increase in distributions payable to General Partners             24,748           24,748             24,748
                                                               ----------       ----------         ----------

 Distributions paid to partners                                $ (614,202)      $ (614,202)        $ (614,202)
                                                               ==========       ==========         ==========












See notes to financial statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 1  -     General

              Summit Preferred Equity L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on January 19, 1987, but had no activity until March 24, 1987. The General Partners of the Partnership are Related Equity Funding Inc. (the "Related General Partner"), Partnership Monitoring Corporation (the "Special General Partner" and an affiliate of the Related General Partner), and Prudential-Bache Properties, Inc. ("PBP"), collectively, the "General Partners."

              The Partnership acquired on an all-cash basis equity interests (the "Preferred Equity Investments") in two operating partnerships (the "Operating Partnerships") each of which holds a multi-family residential garden apartment property (the "Properties").


NOTE 2  -     Summary of Significant Accounting Policies

              a)  Basis of Accounting

                  The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Partnership accounts for its investments in Operating Partnerships using the equity method. The Partnership is allocated substantially all of the income of the Operating Partnerships until its Preferred Return is achieved. There are no material differences between the GAAP and tax basis financial statements.

                  The preparation of financial statements in conformity with GAAP requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              b)  Cash Equivalents

                  Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term instruments with an original maturity of three months or less, whose costs approximate market value.

              c)  Income Taxes

                  The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the individual partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

              d)  Reclassification

                  Certain balances have been reclassified from the prior years to conform to the current year's presentation.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 2  -     Summary of Significant Accounting Policies (continued)



              e)  Investments in Operating Partnerships

              The Partnership reviews each property held by the Operating Partnerships for possible impairment at least annually and more frequently if circumstances warrant. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

                  The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairment have been recorded as of December 31, 1996.


NOTE 3  -     Investments in Operating Partnerships

              The partnership accounts for its investments in Operating Partnerships using the equity method. The Partnership holds a Preferred Equity Investment in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Partnership is entitled to a Preferred Equity Return of 8.8% (9.6% prior to April 15, 1989) per annum on its initial investment of $3,799,620. On May 8, 1989 the Partnership invested an additional $1,949,805 in Pinehurst relating to Phase II. The Partnership was entitled to a Preferred Equity Return of 9.85% (10.875% for the first eighteen months) per annum on its initial investment in Pinehurst relating to Phase II. These Preferred Equity Returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed Preferred Equity Returns to the Partnership totaled $1,304,103 and $1,150,630 at December 31, 1996 and 1995, respectively. These Preferred Equity Returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Special General Partner is the general partner of Pinehurst.

              The carrying value of the Partnership's investment in Pinehurst is summarized below:


                                                                  1996             1995              1994
                                                               ----------       ----------        ----------

              Investment in Pinehurst, January 1               $4,181,249       $4,274,029        $4,414,296
              Distributions                                      (372,913)        (370,163)         (329,652)
              Net Income                                          275,892          277,383           189,385
                                                               ----------       ----------        ----------

              Investment in Pinehurst, December 31             $4,084,228       $4,181,249        $4,274,029
                                                               ==========       ==========        ==========

              The Partnership made a Preferred Equity Investment in the Dominion Totem Park Limited Partnership ("Dominion"), which operates the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Partnership is entitled to receive a Preferred Equity Return of 9.625% (10.875% prior to March 1, 1990) per annum on its initial cash contribution of $4,149,585. As of December 31, 1996, the Partnership has received all of the Preferred Equity Returns due from Dominion.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 3  -     Investments in Operating Partnerships (continued)



              The carrying value of the Partnership's investment in Dominion is summarized below:

                                                                  1996             1995              1994
                                                               ----------       ----------        ----------

              Investment in Dominion, January 1                $3,266,289       $3,356,122        $3,470,767
              Distributions                                      (399,438)        (399,438)         (399,438)
              Net Income                                          290,300          309,605           284,793
                                                               ----------       ----------        ----------

              Investment in Dominion, December 31              $3,157,151       $3,266,289        $3,356,122
                                                               ==========       ==========        ==========


              Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of the Investments in Operating Partnerships at December 31, 1996.


NOTE 4  -     Supplementary Operating Partnership Financial Information

              The following summarized financial information is for Pinehurst:



                                                                         Years Ended December 31,
                                                              ----------------------------------------------
             OPERATIONS                                          1996             1995              1994
             -----------                                       ---------       ----------        ----------
              Revenues                                         $  907,386       $  888,682        $  831,692
              Operating Expenses                                 (466,239)        (446,049)         (463,851)
              Depreciation and Amortization                      (165,228)        (165,222)         (178,437)
                                                               ----------       ----------        ----------

              Net Income                                       $  275,919       $  277,411        $  189,404
                                                               ==========       ==========        ==========

                                                                       December 31,
                                                               ---------------------------
              FINANCIAL POSITION                                   1996            1995
              -----------------                                ----------       ----------
              Total Assets                                     $4,389,980       $4,473,484
                                                               ==========       ==========
              Total Liabilities                                $  305,276       $  291,749
                                                               ==========       ==========

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 4  -     Supplementary Operating Partnership Financial Information
              (continued)


              The following summarized financial information is for Dominion:

                                                                         Years Ended December 31,
                                                              ----------------------------------------------
             OPERATIONS                                          1996             1995              1994
             -----------                                       ---------       ----------        ----------
              Revenues                                         $  725,356       $  702,181        $  680,066
              Operating Expenses                                 (304,331)        (281,717)         (276,844)
              Depreciation and Amortization                      (130,725)        (110,859)         (118,429)
                                                               ----------       ----------        ----------

              Net Income                                       $  290,300       $  309,605        $  284,793
                                                               ==========       ==========        ==========

                                                                       December 31,
                                                               ---------------------------
              FINANCIAL POSITION                                   1996            1995
              -----------------                                ----------       ----------
              Total Assets                                     $3,245,457       $3,357,643
                                                               ==========       ==========

              Total Liabilities                                $   88,306       $   91,354
                                                               ==========       ==========


NOTE 5  -     Related Party Transactions

              The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of one of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the two properties in which the Partnership has an investment. The cost and expenses incurred were $71,750, $49,062 and $64,473 for the years ended December 31, 1996, 1995 and 1994, respectively.

              The distributions earned by the General Partners for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                         Years Ended December 31,
                                                              ----------------------------------------------
                                                                 1996             1995              1994
                                                               ---------       ----------         ----------
              Special Distributions                            $   24,748       $   24,748        $   24,748
              Regular Distributions of
                Cash  from Operations                              12,288           12,288            12,288
                                                               ----------       ----------        ----------

                Total                                          $   37,036       $   37,036        $   37,036
                                                               ==========       ==========        ==========

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 5  -     Related Party Transactions (continued)



              As discussed in Note 6 below, Special Distributions earned by the General Partners have been accrued but unpaid since the first quarter of 1992. Such amounts totaled $123,740 and $98,992 at December 31, 1996 and 1995, respectively, and are included in Due to General Partners and affiliates in the Statements of Financial Condition.

              As of December 31, 1996, Prudential Securities Incorporated, an affiliate of PBP, owns 13,750 BUC$.

              A minority shareholder of the Related General Partner has a minority ownership interest in a management company which provides property management services to the Pinehurst Operating Partnership under the terms of a one year management agreement that automatically renews. The agreement may be canceled with thirty days notice by either party. Management fees equal to 5% of gross revenue are paid monthly and amounted to $44,969, $43,386 and $41,133 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 6  -     Profit and Loss Allocations/Distributions

              For financial reporting purposes, net profits or losses, after providing for the General Partners' Special Distribution, are allocated 98% to the Limited Partners and BUC$holders and 2% to the General Partners.

              The General Partners earn a Special Distribution of Adjusted Cash from Operations of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement) for managing the affairs of the Partnership; half of which is subordinated to the BUC$holders' receipt of an annual 8% return on their investment. The Special Distributions earned by the General Partners continue to be accrued but unpaid since 1992.

              Distributions of cash made after providing for the General Partners' Special Distribution as defined in the Limited Partnership Agreement are allocated 98% to the Limited Partners and BUC$holders and 2% to the General Partners.


NOTE 7  -     Contingencies

              On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants.

              By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

              On August 9, 1995, PBP, PSI and other Prudential defendants entered into a Stipulation and

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 7  -     Contingencies (continued)



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

              On December 31, 1996, the Court issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the Class Action against the Related General Partner and certain of its affiliates. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Partnership and three other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

              The proposed Related Settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

              Under the proposed Reorganization plan, the BUC$holders of the Partnership and Summit Insured Equity L.P., Summit Insured Equity L.P. II and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

              In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Partnership by the Court.

              Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters, (i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or (iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and (ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

              There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 8 - Subsequent Event

              On February 14, 1997, a distribution of $150,478 and $3,072 was paid to the BUC$holders and General Partners, respectively, from operations for the quarter ended December 31, 1996.

Deloitte &
Touche LLP
TCR-Pinehurst Limited
Partnership

o  Financial Statements for the Years Ended

o  December 31, 1996, 1995 and 1994 and

o  Independent Auditors' Report

Deloitte Touche
Tohmatsu
International

                      [Letterhead of Deloitte Touche LLP]


INDEPENDENT AUDITORS' REPORT

To the Partners of TCR-Pinehurst Limited Partnership:

We have audited the accompanying balance sheets of TCR-Pinehurst Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 14, 1997



TCR-PINEHURST LIMITED PARTNERSHIP

BALANCE SHEETS,
DECEMBER 31, 1996 AND 1995

 ASSETS                                                                                       1996              1995
 RENTAL PROPERTY:
 Land                                                                                   $  287,O57       $   287,O57
 Buildings and improvements                                                              5,218,200         5,218,200
 Clubhouse furnishing and fixtures                                                         156,755           156,755
                                                                                       -----------       -----------
 Total                                                                                   5,662,012         5,662,012
 Accumulated depreciation                                                               (1,484,899)       (1,319,671)
                                                                                       -----------       -----------
 Net rental property                                                                     4,177,113         4,342,341

 CASH                                                                                      156,400            99,607

 OTHER ASSETS                                                                               56,467            31,536
                                                                                       -----------       -----------
 TOTAL                                                                                 $ 4,389,980       $ 4,473,484
                                                                                       ===========       ===========
 LIABILITIES AND PARTNERS' EQUITY

 LIABILITIES:
 Accounts payable                                                                          $ 1,370       $    10,038
 Accrued expenses                                                                           14,503             4,059
 Tenants' security deposits                                                                 33,263            21,512
 Due to Successor General Partner                                                          256,140           256,140
                                                                                       -----------       -----------
 Total liabilities                                                                         305,276           291,749

 PARTNERS' EQUITY                                                                        4,O84,704         4,181,735
                                                                                       -----------       -----------
 TOTAL                                                                                 $ 4,389,980       $ 4,473,484
                                                                                       ===========       ===========

See notes to financial statements.




TCR-PINEHURST LIMITED PARTNERSHIP

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------------------------------------------
                                                                                1996            1995            1994

RENTAL AND RELATED REVENUE                                                 $ 907,386       $ 888,682       $ 831,692
                                                                           ---------       ---------       ---------
 EXPENSES:
 Rental operating expenses:
 Payroll and related taxes                                                   102,569          73,830          84,463
 Repairs and maintenance                                                     118,061         117,890         138,518
 Management fee                                                               44,969          43,386          41,133
 Utilities                                                                    5O,407          48,294          44,394
 Advertising and promotion                                                    42,703          59,652          47,111
 General and administrative                                                   23,737          23,154          17,820
 Professional fees                                                            14,000          18,366          11,567
 Property taxes                                                               44,313          43,904          53,503
 Insurance                                                                    25,480          17,573          25,342
 Depreciation and amortization                                               165,228         165,222         178,437
                                                                            --------        --------        --------

 Total expenses                                                              631,467         611,271         642,288
                                                                            --------        --------        --------

 NET INCOME                                                                 $275,919        $277,411        $189,404
                                                                            ========        ========        ========

See notes to financial statements.




TCR-PINEHURST LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------------------------

                                                                                             Summit        Partnership
                                                                                          Preferred         Monitoring
                                                                           Total         Equity L.P.       Corporation

 PARTNERS' EQUITY, DECEMBER 31, 1993                                  $4,252,420         $4,252,285              $ 135

 Contribution                                                            162,385            162,385

 Distributions                                                          (329,685)          (329,652)               (33)

 Net income                                                              189,404            189,385                 19
                                                                      ----------         ----------              -----

 PARTNERS' EQUITY, DECEMBER 31, 1994                                   4,274,524          4,274,403                121

 Distributions                                                          (37O,200)          (37O,163)               (37)

 Net income                                                              277,411            277,383                 28
                                                                      ----------         ----------              -----

 PARTNERS' EQUITY, DECEMBER 31, 1995                                   4,181,735          4,181,623                112

 Distributions                                                          (372,950)          (372,913)               (37)

 Net income                                                              275,919            275,892                 27
                                                                      ----------         ----------              -----

 PARTNERS' EQUITY, DECEMBER 31, 1996                                  $4,084,704         $4,084,602              $ 102
                                                                      ==========         ==========              =====

See notes to financial statements.





TCR-PINEHURST LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------------------
                                                                             1996              1995             1994
 OPERATING ACTIVITIES:
 Net income                                                                $ 275,919        $  277,411        $ 189,404
                                                                          ----------        ----------        ---------
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                               165,228           165,222          178,437
 Increase in other assets                                                    (24,931)           (2,166)         (lO,111)
 Decrease in accounts payable                                                 (8,418)                            (3,150)
 Increase in accrued expenses                                                 1O,444                73            1,637
 Increase (decrease) in tenants' security deposits                            11,751              (935)             937
                                                                           ----------       ----------         ---------
 Total adjustments                                                           154,074           162,194          167,750
                                                                           ----------       ----------        ---------
 Net cash provided by operating activities                                   429,993           439,605          357,154
                                                                           ----------       ----------        ---------
 INVESTING ACTIVITIES - Additions to rental property                                             (611)
                                                                           ----------       ----------        ---------
 Net cash used in operating activities                                                           (611)
                                                                           ----------       ----------        ---------
 FINANCING ACTIVITIES - Distributions to partners                           (373,200)         (37O,200)        (329,685)
                                                                           ----------       ----------        ---------
 Net cash used in financing activities                                      (373,200)         (37O,200)        (329,685)
                                                                           ----------       ----------        ---------
 NET INCREASE IN CASH                                                         56,793            68,794           27,469
 CASH, BEGINNING OF YEAR                                                      99,607            3O,813            3,344
                                                                           ----------       ----------        ---------
 CASH, END OF YEAR                                                         $ 156,400          $ 99,607        $  3O,813
                                                                           ==========       ==========       ==========

 NONCASH FINANCING ACTIVITY -
 Contribution of amount due to Investment
 Limited Partner to Partners' Equity during 1994                                                            $ 162,385
                                                                                                            =========

See notes to financial statements.

TCR-PINEHURST LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------
1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - The TCR-Pinehurst Limited Partnership (the "Partnership") was formed on October 15, 1987, under the Missouri Revised Uniform Limited Partnership Act of the State of Missouri, for the purpose of investing in real property and operating an apartment complex in Kansas City, Missouri. The original partners were Pinehurst Venture (the "General Partner") and Summit Preferred Equity L.P. (the "Investment Limited Partnership). The Investment Limited Partnership assigned a 0.01% partnership interest to Partnership Monitoring Corporation, which was admitted to the Partnership as a "Special Limited Partner." The Amended and Restated Agreement of Limited Partnaship (the "Agreement") was amended on October 4, 1991 for the withdrawal of the General Partner and the naming of Partnership Monitoring Corporation as the "Successor General Partner." Partnaship Monitoring Corporation assumed all of the General Partner's rights and obligations upon being named Successor General Partner. At December 31, 1996 and 1995 and for each of the four years in the period ended December 31, 1996, the Partnership was owned as follows:

          Partnership Monitoring Corporation           .01%
          Summit Prefered Equity L.P.                99.99%

In October 1987, the Partnership acquired a 96-unit apartment complex ("Pinehurst I"). In March 1989, the Partnership acquired an additional 50 units ("Pinehurst II"), from a partnership affiliated with the original General Partner, that had been constructed on the Partnership's property adjacent to its existing units.

The Investment Limited Partner and the Successor General Partner are to receive a Preferred Equity Return equal to 8.8% (9.6% before April 15, 1989) per armum on their $3,800,000 initial capital contribution for Pinehurst I (the "Preferred Equity Investment I") and 9.85% (10.875% before May 4, 1990) per annum on their $1,950,000 capital contribution for Pinehurst II (the Preferred Equity Investment II). These Preferred Equity Returns are cumulative and noninterest-bearing. The Preferred Equity Returns are allocated according to the original limited partners' partnership interests, 99.99% to the Investment Limited Partner and 0.01% to the Successor General Partner.

Profits from operations are allocated first to the extent of prior allocations of net losses, then to the Investment Limited Partner and Successor General Partner until the profits equal cash distributions received by them and finally to the partners in the same proportion as distributions of cash flow.

Losses from operations are allocated first to the extent of any prior allocations of net profits and then according to partnership interests to the extent the partner has a positive capital account; any remainting losses are allocated to the Successor General Partner.

Cash flow (defined in the Agreement as cash receipts less cash expenditures) from the Partnership's operations is first allocated 100% to the partners until such time as the cumulative distributions of cash flow satisfy the Preferred Equity Returns. Subsequent to that time, 50% of the remaining cash flow will be first allocated to any voluntary loan or deficit loans of the Partnership and then to the partners in the following percentages:

Pinehurst I:

o  66.67% to the Successor General Partner
o  33.33% to the Investment Limited Partner

Pinehurst II:

o  60.01% to the Successor General Partner
o  39.99% to the Investment Limited Partner

Prior to October, 1990, the date the original General Partner withdrew from the Partnership, the operations for each apartment complex (Pinehurst I and II) were accounted for separately since the Partnership agreement provided for the distribution of cash flow based upon which complex generated the cash available for distribution. As provided for in the Agreement, if separate allocations are not feasible, then the allocation will be 66% for Pinehurst I and 34% for Pinehurst II. Since the withdrawal of the original General Partner, the Partnership has accounted for its operations and cash flows as one complex.

The financial statements include only those assets, liabilities and results of operations that relate to the business of the Partnership.

Rental Property - Rental property is carried at cost less accumulated depreciation computed using a straight-line basis of accounting over 40 years, the estimated useful life of buildings and improvements. Clubhouse furnishings and fixtures are depreciated using an accelerated method over ten years.

The Partnaship evaluates the recoverability of the net carrying value of its rental property by determining fair value based on estimated future cash flows. Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value are based on good faith estimates and assumptions developed by the partners. Unanticipated events and circumstances may occur, and some assumptions may not materialize; therefore actual results may vary from the estimates, and the variances may be material. The Partnership may be required to provide write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Maintenance and repair expenses are charged against income when incurred.

Organizational  Costs -  Organizational  costs  relating to the formation of the
Partnership   were   capitalized   and  amortized  over  five  years  using  the
straight-line method.

Recognition of Revenue and Expenses - Rental income is reported as revenue when earned, and expenses are charged against such revenue as incurred.

Income Taxes - The net income or loss of the Partnership is taxable directly to the individual partners; therefore, no provision for income taxes has been made in these financial statements.

Use of Estimates - The Partnership's records are maintained using the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RELATED-PARTY TRANSACTIONS

The original General Partner had advanced the Partnership $256,140 at the time of its withdrawal pursuant to operating deficit guarantee payments and the withdrawal agreement. In connection with this withdrawal from the Partnership by the original General Partner, the Successor General Partner acquired the right to this partnership obligation. These loans are noninterest-bearing and unsecured. Deficit guarantee loans are to be repaid from cash flow after all cumulative Preferred Equity Returns have been paid (see Note 1).

In 1994 the Partnership reclassified an advance from Summit Preferred Equity L.P. as a contribution to Partners' Equity of $162,385.

3. MANAGEMENT AGREEMENT

The Partnership's rental property is managed by the Whitney Management Corporation, Houston, Texas, under terms of a one-year management agreement that renews automatically. The agreement may be canceled with thirty days' notice by either party. Management fees, equal to 5% of gross revenue, are paid monthly and totaled $44,969 in 1996, $43,386 in 1995, and $41,133 in 1994.

4. PREFERRED RETURNS

Cumulative, undistributed Preferred Equity Returns to the partners totaled $1,304,103 in 1996 and $1,150,630 in 1995. These Preferred Equity Returns are payable from cash flow or proceeds from a sale or refinancing of the Partnership's rental property.

5. APARTMENT LEASES

The apartments are rented under leases that range from six months to one year and are automatically extended until either party gives 30 days notice of termination.

                                  * * * * * *

DOMINION TOTEM PARK
LIMITED PARTNERSHIP

FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994,
AND INDEPENDENT AUDITORS' REPORT

                     [Letterhead of Deloitte & Touche LLP]


INDEPENDENT AUDITORS' REPORT

General Partner and Limited Partners
Dominion Totem Park Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Dominion Totem Park Limited Partnership (the Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, In all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 20, 1997




DOMINION TOTEM PARK LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

 ASSETS                                                                                        1996              1995
---------------------------------------------------------------------------------------------------------------------
 RENTAL PROPERTY, at cost:
 Land                                                                                     $ 739,872         $ 739,872
 Building                                                                                 3,112,067         3,112,067
 Furniture and fixtures                                                                     289,219           289,219
                                                                                          -----------      ----------
                                                                                          4,141,158         4,141,158
 Less accumulated depreciation                                                             (991,500)         (860,775)
                                                                                          -----------      ----------
 Total rental property, net                                                               3,149,658         3,280,383
 CASH                                                                                        63,877            39,045

 RESTRICTED CASH FOR SECURITY DEPOSITS                                                       17,599            17,709

 RENT RECEIVABLE                                                                             14,323            20,506
                                                                                          -----------      ----------
 TOTAL                                                                                   $3,245,457        $3,357,643
                                                                                         ==========        ==========

 LIABILITIES AND PARTNERS' EQUITY

 LIABILITIES:
 Accounts parable                                                                          $ 17,461          $ 27,032
 Distribution payable to limited partner                                                     16,643            16,643
 Prepaid rent                                                                                20,864            14,382
 Security deposits                                                                           17,750            17,709
 Payable to general partner                                                                  15,589            15,589
                                                                                        -----------      ------------
 Total liabilities                                                                           88,307            91,355

COMMITMENT (Note 4)

 PARTNERS' EQUITY                                                                         3,157,150         3,266,288
                                                                                        -----------       -----------
 TOTAL                                                                                  $ 3,245,457       $ 3,357,643
                                                                                        ===========       ===========


 See notes to financial statements.                                                                                    2



DOMINION TOTEM PARK LIMITED PARTNERSHIP

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------------------------------------------

                                                                             1996               1995            1994
                                                                             ----               ----            ----
 RENTAL REVENUE                                                            $ 725,356       $ 702,181       $ 680,066

 EXPENSES:
 Depreciation                                                                130,725         110,859         118,429
 Property management                                                          67,953          61,943          66,502
 Utilities                                                                    91,679          84,704          77,355
 Real estate taxes                                                            62,250          61,430          63,766
 Repairs and maintenance                                                      47,672          37,417          28,253
 General and administrative                                                   34,777          36,223          40,968
                                                                           ---------        ---------      ---------

 Total expenses                                                              435,056         392,576         395,273
                                                                           ---------        ---------       --------

 INCOME                                                                    $ 290,300       $ 309,605       $ 284,793
                                                                           =========       =========       =========

 See notes to financial statements                                                                                     3





DOMINION TOTEM PARK LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
---------------------------------------------------------------------------------------------------------------------

                                                                          Limited       General
                                                                         partners       partner             Total
                                                                         --------       -------             -----
 BALANCE, January 1, 1994                                              $3,470,766         $ -              $3,470,766
 Distributions                                                           (399,438)                           (399,438)
 Income                                                                   284,793                             284,793
                                                                       ----------                          ----------
 BALANCE, December 31, 1994                                             3,356,121                           3,356,121
 Distributions                                                           (399,438)                           (399,438)
 Income                                                                   309,605                             309,605
                                                                        ---------                           ---------
 BALANCE, December 31, 1995                                             3,266,288                           3,266,288
 Distributions                                                           (399,438)                           (399,438)
 Income                                                                   290,300                             290,300
                                                                        ---------       -------            ----------
 BALANCE, December 31, 1996                                            $3,157,150         $ -              $3,157,150
                                                                       ==========       =======            ==========

                                                                                                                     4



DOMINION TOTEM PARK LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-------------------------------------------------------------------------------------------------------------------

                                                                               1996            1995            1994
                                                                               ----            ----            ----
 OPERATING ACTIVITIES:
 Income                                                                     $ 290,300       $ 309,605       $ 284,793

Adjustments to reconcile income to net cash provided by

 operating activities:
 Depreciation                                                                 130,725          110,859         118,429

Cash provided (used) by changes in operating assets

 and liabilities:
 Prepaid insurance                                                                                222              (2)
 Rent receivable                                                                6,183         (3,957)          (7,793)
 Accounts payable                                                              (9,530)         12,446            1,297
 Prepaid rent                                                                   6,482           (377)            9,607
 Security deposits                                                                110        (17,021)            (845)
                                                                            ---------       ---------        ---------
 Net cash provided by operating activities                                    424,270         411,777          405,486
 INVESTING ACTIVITIES:
 Capital improvements to property                                                            (27,591)
 FINANCING ACTIVITIES:
 Distributions to limited partner                                            (399,438)      (399,438)        (399,438)
                                                                            ----------      ---------        ---------

 NET INCREASE (DECREASE) IN CASH                                               24,832        (15,252)            6,048

 CASH:
 Beginning of year                                                             39,045          54,297           48,249
                                                                            ---------       ---------        ---------

 End of year                                                                  $ 63,877        $ 39,045        $ 54,297
                                                                             =========       =========        =========

 See notes to financial statements.
                                                                                                                     5

DOMINION TOTEM PARK LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General: Dominion Totem Park Limited Partnership (the Partnership) was originally formed July 1, 1987. On September 1, 1988, the Partnership Agreement was amended and restated to allow for the purchase of a 99% limited partnership interest by Summit Preferred Equity L.P. (Summit) and Partnership Monitoring Corporation, with the remaining 1% general partner interest being held by Dominion Chateau Creste Limited Partnership. The Partnership owns and operates a 90-unit apartment complex, Chateau Creste Apartments, located in Kirkland, Washington. The Partnership leases apartments under noncancellable lease agreements with terms of less than one year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allocations of profit and loss: Pursuant to the Partnership Agreement, as amended and restated, allocations of operating profits are to be made first to the extent of prior allocations of losses, then to Summit until all allocations to Summit are equal to the cumulative cash distributions made to Summit (Note 2) and then in proportion to capital account balances, as defined. Operating losses, excluding depreciation, will be allocated first to the extent of prior allocation of profits, then 99% to Summit and 1 % to the general partner to the extent of the partners' positive capital account balances and to the extent such losses are attributable to nonrecourse debt, and then 100% to the general partner. Depreciation and profit or loss on sale or refinancing are to be specially allocated as set forth in the Partnership Agreement.

Distributions of cash flow: Distributions of available cash flow for each calendar month will first be distributed 100% to Summit until it has received its preferred equity return, as defined (Note 2); thereafter, cash flow will be distributed pursuant to a formula stipulated in the Partnership Agreement. Special provisions have also been made for the distribution of proceeds from sale or refinancing.

Income taxes: The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Partnership. The statements do not reflect a provision for federal income taxes as these taxes are the responsibility of the Partners.

Depreciation: Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which range from five to 40 years.

NOTE 2: PREFERRED EQUITY DISTRIBUTIONS

Pursuant to the Partnership Agreement, Summit receives a preferred equity return on $4,150,000 of its capital contribution reduced by the aggregate amount of sale or refinancing proceeds previously distributed to Summit. The current rate of return is 9.625% per annum. During the years ended December 31, 1996, 1995, and 1994, the Partnership paid or accrued Summit's preferred distributions aggregating $399,438 for each year.

NOTE 3: PAYABLE TO GENERAL PARTNER

The payable to general partner consists primarily of interest earned on a rent-up escrow account prior to disbursement and cash advances made to fund operations. Pursuant to the terms of the Partnership Agreement, such balances are payable to the general partner at such time that the limited partner has received its preferred equity investment.

NOTE 4: PROPERTY MANAGEMENT AGREEMENT -

The Partnership has entered into a Property Management Agreement with an unaffiliated entity to manage the rental property. The Partnership has committed to pay 3% of revenue as compensation for such services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None

                                    PART III


Item 10.      Directors and Executive Officers of the Registrant.

              The Registrant has no directors or executive officers. The Registrant's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the General Partners are set forth below.

              The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ as required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$ of copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.


Prudential-Bache Properties, Inc.

              The directors and executive officers of PBP and their positions:

              Name                           Position
              ----                           --------

              Thomas F. Lynch, III           President, Chief Executive Officer, Chairman of the
                                             Board of Directors and Director

              Barbara J. Brooks              Vice President-Finance

              Eugene D. Burak                Vice President

              Chester A. Piskorowski         Senior Vice President

              Frank W. Giordano              Director

              Nathalie P. Maio               Director


              THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of PSI, an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

              BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

              EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

              CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

              FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

              NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

              There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.


The Related General Partner and the Special General Partner (collectively the "Related General Partners")


              The directors and executive officers of the Related General Partners and their positions are as follows:

              Name                                        Position
              ----                                        --------

              J. Michael Fried                            President and Director

              Stephen M. Ross                             Director

              Stuart J. Boesky                            Vice President

              Alan P. Hirmes                              Vice President

              Richard A. Palermo                          Treasurer

              Lynn A. McMahon                             Secretary

              J. MICHAEL FRIED, 52, is President and a Director of each of the Related General Partners. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partners. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

              STEPHEN M. ROSS, 56, is a Director of each of the Related General Partners and President of The Related Companies, L.P. ("Related"). He graduated from The University of Michigan with a Bachelor of Business Administration and from Wayne State School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

              STUART J. BOESKY, 40, is a Vice President of each of the Related General Partners. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital, where he is presently a Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

              ALAN P. HIRMES, 42, is a Vice President of each of the Related General Partners. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

              RICHARD A. PALERMO, 36, is Treasurer of each of the Related General Partners. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

              LYNN A. McMAHON, 41, is Secretary of each of the Related General Partners. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

              There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11.      Executive Compensation.

              The Registrant has no officers or directors. However, under the terms of the Partnership Agreement, the Registrant has entered into certain arrangements with the General Partners and their affiliates, which are described under "Management Compensation" beginning at page 17 and ending on page 20 of the Prospectus, which is incorporated herein by reference (see Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K). See also Note 5 to the Financial Statements in Item 8 above, which is incorporated herein by reference for a discussion of the amounts paid to the General Partners and their affiliates during the year ended December 31, 1996.


Item 12.      Security Ownership of Certain Beneficial Owners and Management.

              As of March 3, 1997, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BUC$; and none of the General Partners nor any director or officer of the General Partners owns any Limited Partnership Interests or BUC$.

              As of March 3, 1997, the directors and officers of the Related General Partners as a group own in the aggregate 92.7% of the shares of the common stock of the Related General Partners, but no director or officer of the General Partners owns directly or beneficially any interest in the voting securities of PBP.


Item 13.      Certain Relationships and Related Transactions.

         The Registrant has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11. However, there have been no direct financial transactions between the Registrant and the directors and officers of the General Partners.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


                                                                                                   Sequential
(a) 1.        Financial Statements                                                                    Page
              --------------------                                                                 -----------

              Independent Auditors' Report                                                             10

              Statements of Financial Condition as of December 31, 1996 and 1995                       11

              Statements of Income - Years ended December 31, 1996, 1995 and 1994                      12

              Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,
              1996, 1995 and 1994                                                                      13

              Statements of Cash Flows - Years ended December 31, 1996, 1995 and
              1994                                                                                     14

              Notes to Financial Statements                                                            15


(a) 2.        Financial Statement Schedules

              All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes hereto.

              Separate Financial Statements of the TCR-Pinehurst Limited Partnership                   22

              Separate Financial Statements of the Dominion Totem Park Limited Partnership             31


(a) 3.        Exhibits

(3A) The Registrant's Certificate of Limited Partnership and amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated herein by reference to Exhibit 3B to the Registrant's Registration Statement on Form S-11, File No.
              33-13039, filed with the Securities and Exchange Commission (as amended, the "S-11 Registration Statement")

(3B)          The Registrant's Amended and Restated Agreement of Limited
              Partnership (the "Partnership Agreement"), incorporated herein by reference to Exhibit A to the Registrant's Prospectus, dated
              August 6, 1987 as supplemented by Supplement No. 1 dated December
              8, 1987, Supplement No. 2 dated April 28, 1988, and Supplement No.
              3 dated August 31, 1988 (the "Prospectus"), filed pursuant to Rule
              424(b) under the Securities Act of 1933

(3C)          Amendment No. 1, dated September 29, 1987, to the Partnership Agreement, incorporated herein by reference to Exhibit (3C) in the Registrant's Form 10-K for the fiscal year ended December 31, 1987



Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


                                                                                                   Sequential
                                                                                                      Page
                                                                                                   -----------


(3D)          Amendment No. 2, dated November 2, 1987, to the Partnership Agreement, incorporated herein by reference to Exhibit (3D) in the Registrant's Form 10-K for fiscal year ended December 31, 1987

(10A) Form of Purchase and Sale Agreement pertaining to the Registrant's acquisition of Preferred Equity Investments, incorporated herein by reference to exhibit 10C to the S-11 Registration Statement

(10B)         Form of Amended and Restated Agreement of Limited Partnership of
              Operating Partnerships, incorporated herein by reference to
              Exhibit 10B to the S-11 Registration Statement

27            Financial Data Schedule (filed herewith)                                                47

(99A)         Pages 17 through 20, 88 and 89 of the Registrant's Prospectus (filed herewith)          48

(b)           Reports on Form 8-K

              Current Report on Form 8-K dated December 31, 1996 was filed on
              January 10, 1997 relating to a preliminary approval order with respect to the settlement of class action litigation.


                                   SIGNATURES



              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SUMMIT PREFERRED EQUITY L.P.


                                 By:    RELATED EQUITY FUNDING INC., a General Partner

Date:  March 27, 1997

                                        By:   /s/ J. Michael Fried
                                              -----------------------------
                                              J. Michael Fried,
                                              President and Director


                                 and


                                 By:    PRUDENTIAL-BACHE PROPERTIES, INC., a General Partner

Date:  March 27, 1997

                                        By:   /s/ Thomas F. Lynch, III
                                              -----------------------------
                                              Thomas F. Lynch, III,
                                              President, Chief Executive Officer, Chairman
                                              of the Board of Directors and Director


                                 RELATED BUC$ ASSOCIATES, INC.

Date:  March 27, 1997

                                 By:    /s/ J. Michael Fried
                                        -----------------------------
                                        J. Michael Fried,
                                        President


              Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



     Signature                                    Title                                      Date
------------------------              ----------------------------------------         ---------------


/s/ J. Michael Fried                  President (principal
-------------------------             executive officer) and
J. Michael Fried                      Director of Related Equity Funding, Inc.
                                      (a General Partner of Registrant)                 March 27, 1997



/s/ Alan P. Hirmes                    Vice President (principal financial
-------------------------             officer) of Related Equity Funding, Inc.          March 27, 1997
Alan P. Hirmes


/s/ Richard A. Palermo                Treasurer (principal accounting
-------------------------             officer) of Related Equity Funding, Inc.          March 27, 1997
Richard A. Palermo


/s/ Stephen M. Ros                    Director of Related Equity Funding, Inc.          March 27, 1997
-------------------------
Stephen M. Ross


/s/ Thomas F. Lynch, III              President, Chief Executive Officer and
-------------------------             Chairman of the Board, (principal executive
Thomas F. Lynch, III                  officer) of Prudential-Bache Properties, Inc.
                                      (a General Partner of the Registrant)             March 27, 1997
                                      Vice President - Finance and Chief Financial

/s/ Barbara J. Brooks                 Officer (principal financial officer) of
-------------------------             Prudential-Bache Properties, Inc.                 March 27, 1997
Barbara J. Brooks


/s/ Nathalie P. Maio                  Director of  Prudential-Bache Properties, Inc.    March 27, 1997
-------------------------
Nathalie P. Maio



/s/ Eugene D. Burak                   Vice President of
-------------------------             Prudential-Bache Properties, Inc.                 March 27, 1997
Eugene D. Burak


/s/ Frank W. Giordan                  Director of Prudential-Bache Properties, Inc.     March 27, 1997
-------------------------
Frank W. Giordano

