Form 10-K/A
period 1996-12-31
SUMMIT PREFERRED EQUITY L P
filed 1997-04-25
CIK 812052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A-1

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


       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. [ X ]


                       DOCUMENTS INCORPORATED BY REFERENCE

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

Results of Operations


              The Registrant reviews each property held by the Operating Partnerships for possible impairment at least annually, and more frequently if circumstances warrant. If this review indicates that the carrying amount of the property may not be recoverable, the Registrant estimates the future cash flows expected to result from the operations of the property and its eventual sale. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, it is written down to its estimated fair value.

              The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The General Partners believe that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of December 31, 1996.


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



              e)  Investments in Operating Partnerships


                  The Partnership reviews each property held by the Operating Partnerships for possible impairment at least annually, and more frequently if circumstances warrant. If this review indicates that the carrying amount of the property may not be recoverable, the Partnership estimates the future cash flows expected to result from the operations of the property and its eventual sale. If the sum of these expected future cash flows (undiscounted and without interest charges) is less that the carrying amount of the property, it is written down to its estimated fair value.

                  The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The General Partners believe that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of December 31, 1996.



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

Pinehurst I:

o  66.67% to the Successor General Partner
o  33.33% to the Investment Limited Partner

Pinehurst II:

o  60.01% to the Successor General Partner
o  39.99% to the Investment Limited Partner


Prior to October 4, 1990, the date the original General Partner withdrew from the Partnership, the operations for each apartment complex (Pinehurst I and II) were accounted for separately since the Partnership agreement provided for the distribution of cash flow based upon which complex generated the cash available for distribution. As provided for in the Agreement, if separate allocations are not feasible, then the allocation will be 66% for Pinehurst I and 34% for Pinehurst II. Since the withdrawal of the original General Partner, the Partnership has accounted for its operations and cash flows as one complex.


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


The Partnership reviews its property investment for possible impairment at least annually, and more frequently if circumstances warrant. If this review indicates that the carrying amount of the property may not be recoverable, the Partnership estimates the future cash flows expected to result from the operations of the property and its eventual sale. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, it is written down to its estimated fair value.

The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The Successor General Partner believes that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of December 31, 1996.


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

Accounting for the impairment of long-lived assets: The Partnership reviews its property investment for possible impairment at least annually, and more frequently if circumstances warrant. If this review indicates that the carrying amount of the property may not be recoverable, the Partnership estimates the future cash flows expected to result from the operations of the property and its eventual sale. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, it is written down to its estimated fair value.

The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The general partner believes that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of December 31, 1996.

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


Date:  April 25, 1997


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


Date:  April 25, 1997


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


Date:  April 25, 1997


                                 By:    /s/ J. Michael Fried
                                        -----------------------------
                                        J. Michael Fried,
                                        President


              Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Signature                                    Title                                      Date
------------------------              ----------------------------------------         ---------------


/s/ J. Michael Fried                  President (principal
-------------------------             executive officer) and
J. Michael Fried                      Director of Related Equity Funding, Inc.
                                      (a General Partner of Registrant)                 April 25, 1997



/s/ Alan P. Hirmes                    Vice President (principal financial
-------------------------             officer) of Related Equity Funding, Inc.          April 25, 1997
Alan P. Hirmes


/s/ Richard A. Palermo                Treasurer (principal accounting
-------------------------             officer) of Related Equity Funding, Inc.          April 25, 1997
Richard A. Palermo


/s/ Stephen M. Ross                   Director of Related Equity Funding, Inc.          April 25, 1997
-------------------------
Stephen M. Ross


/s/ Thomas F. Lynch, III              President, Chief Executive Officer and
-------------------------             Chairman of the Board, (principal executive
Thomas F. Lynch, III                  officer) of Prudential-Bache Properties, Inc.
                                      (a General Partner of the Registrant)             April 25, 1997
                                      Vice President - Finance and Chief Financial

/s/ Barbara J. Brooks                 Officer (principal financial officer) of
-------------------------             Prudential-Bache Properties, Inc.                 April 25, 1997
Barbara J. Brooks


/s/ Nathalie P. Maio                  Director of  Prudential-Bache Properties, Inc.    April 25, 1997
-------------------------
Nathalie P. Maio



/s/ Eugene D. Burak                   Vice President of
-------------------------             Prudential-Bache Properties, Inc.                 April 25, 1997
Eugene D. Burak


/s/ Frank W. Giordano                 Director of Prudential-Bache Properties, Inc.     April 25, 1997
-------------------------
Frank W. Giordano