Form 10-Q
period 1997-03-31
SUMMIT PREFERRED EQUITY L P
filed 1997-05-15
CIK 812052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16695

         SUMMIT PREFERRED EQUITY L.P. AND RELATED BUC$ ASSOCIATES, INC.
             (Exact names of registrant as specified in its charter)

          Delaware                               13-3385956 and 13-3377612
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 625 Madison Avenue, New York, New York                                 10022
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                        Statements of Financial Condition
                                   (Unaudited)


                                                     ===========    ===========
                                                       March 31,    December 31,
                                                         1997           1996
                                                     -----------    -----------

ASSETS

Cash and cash equivalents                            $   298,759    $   266,427
Investments in Operating Partnerships (Note 2)         7,221,767      7,241,379
Other assets                                               9,951          9,951
                                                     -----------    -----------
   Total Assets                                      $ 7,530,477    $ 7,517,757
                                                     ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and other liabilities            $    29,308    $    27,826
   Due to General Partners and affiliates (Note 4)       336,391        316,591
                                                     -----------    -----------
   Total Liabilities                                     365,699        344,417
                                                     -----------    -----------

Contingencies (Note 5)

Partners' Capital (Deficit):
   Limited Partners (657,389 BUC$ issued
      and outstanding)                                 7,253,711      7,262,101
   General Partners                                      (88,933)       (88,761)
                                                     -----------    -----------
   Total Partners' Capital                             7,164,778      7,173,340
                                                     -----------    -----------

   Total Liabilities and Partners' Capital           $ 7,530,477    $ 7,517,757
                                                     ===========    ===========


                        See Notes to Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                              Statements of Income
                                   (Unaudited)


                                                             ===================
                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               1997       1996
                                                             -------------------
Revenues:
   Income from equity investments                            $173,547   $138,181
   Interest income                                              1,588      1,746
                                                             --------   --------
   Total revenues                                             175,135    139,927
                                                             --------   --------
Expenses:
   General and administrative                                  11,480     14,765
   General and administrative-related parties (Note 4)         12,480     15,500
                                                             --------   --------
   Total expenses                                              23,960     30,265
                                                             --------   --------
   Net Income                                                $151,175   $109,662
                                                             ========   ========
   Allocation of Net Income:

   Limited Partners                                          $142,088   $101,406
                                                             ========   ========
   General Partners                                          $  2,900   $  2,069
                                                             ========   ========
   Special Distributions to General Partners                 $  6,187   $  6,187
                                                             ========   ========
   Net Income per BUC                                        $    .22   $    .15
                                                             ========   ========


                        See Notes to Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
               Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                                      ==========================================
                                                       Limited        General
                                          Total        Partners       Partners
                                      ------------------------------------------

Partners' capital (deficit) -
    January 1, 1997                   $ 7,173,340    $ 7,262,101    $   (88,761)
Net income                                151,175        142,088          9,087
Distributions                            (159,737)      (150,478)        (9,259)
                                      -----------    -----------    -----------
Partners' capital (deficit) -
    March 31, 1997                    $ 7,164,778    $ 7,253,711    $   (88,933)
                                      ===========    ===========    ===========


                        See Notes to Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                            Statements of Cash Flows
                                   (Unaudited)


                                                         =======================
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1997         1996
                                                         -----------------------

Cash flows from operating activities:

   Net income                                            $ 151,175    $ 109,662
   Adjustments to reconcile net income to net cash provided by operating activities:

      Increase in accounts payable and
         other liabilities                                   1,482        2,310
      Distributions from investments in operating
         partnerships in excess of net income               19,612       54,728
      Increase in due to General Partners and
         affiliates                                         13,613       15,536
                                                         ---------    ---------

   Net cash provided by operating activities               185,882      182,236
                                                         ---------    ---------

Cash flows used in financing activities:

   Distributions paid to partners                         (153,550)    (153,550)
                                                         ---------    ---------

Net increase in cash and cash equivalents                   32,332       28,686

Cash and cash equivalents - beginning of period            266,427      273,113
                                                         ---------    ---------

Cash and cash equivalents - end of period                $ 298,759    $ 301,799
                                                         =========    =========
Supplemental schedule of noncash financing activities:

   Distributions to partners                             $(159,737)   $(159,737)
   Increase in distributions payable to General
      Partners                                               6,187        6,187
                                                         ---------    ---------

   Distributions paid to partners                        $(153,550)   $(153,550)
                                                         =========    =========


                        See Notes to Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 1 - General

Summit Preferred Equity L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on January 19, 1987, but had no activity until March 24, 1987. The general partners of the Partnership are Related Equity Funding Inc. (the "Related General Partner"), Partnership Monitoring Corporation (the "Special General Partner" and an affiliate of the Related General Partner) and Prudential-Bache Properties, Inc. ("PBP"), collectively the "General Partners".

The Partnership acquired on an all-cash basis equity interests (the "Preferred Equity Investments") in two operating partnerships (the "Operating Partnerships") each of which holds a multi-family residential garden apartment property.

These financial statements have been prepared without an audit. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the annual financial statements and notes thereto included in the Partnership's Form 10-K/A-1 for the year ended December 31, 1996.

Note 2 - Investments in Operating Partnerships

The Partnership accounts for its investments in Operating Partnerships using the equity method. The Partnership holds a Preferred Equity Investment in the TCR-Pinehurst Limited Partnership ("Pinehurst") which acquired and operates the Pinehurst apartment complex located in Kansas City, Missouri. Under the original terms of this investment, the Partnership is entitled to a preferred equity return of 8.8% per annum on its initial investment of $3,799,620 and 9.85% per annum on its initial investment of $1,949,805 in Phase II of Pinehurst. These preferred equity returns are cumulative and noninterest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Partnership totaled $1,342,409 and $1,304,103 at March 31, 1997 and December 31, 1996, respectively.
These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Special General Partner is the general partner of Pinehurst.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)


Note 2 - Investments in Operating Partnerships (continued)


The carrying value of the Partnership's investment in Pinehurst is summarized below:

Investment in Pinehurst, January 1, 1997                            $ 4,084,228
Distributions                                                           (93,300)
Net Income                                                               80,243
                                                                    -----------
Investment in Pinehurst, March 31, 1997                             $ 4,071,171
                                                                    ===========

The Partnership made a Preferred Equity Investment in the Dominion Totem Park Limited Partnership ("Dominion"), which operates the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Partnership is entitled to receive a preferred equity return of 9.625% per annum on its initial cash contribution of $4,149,585. As of March 31 1997, the Partnership has received all of the preferred equity returns due from Dominion.

The carrying value of the Partnership's investment in Dominion is summarized below:

Investment in Dominion, January 1, 1997                             $ 3,157,151
Distributions                                                           (99,859)
Net Income                                                               93,304
                                                                    -----------
Investment in Dominion, March 31, 1997                              $ 3,150,596
                                                                    ===========

Amounts  estimated to be recoverable  from future  operations and ultimate sales
were  greater  than  the  carrying   value  of  the   Investments  in  Operating
Partnerships at March 31, 1997.

Note 3 - Supplementary Operating Partnership Financial Information

The following summarized financial information is for Pinehurst:

                                                 Three Months Ended March 31,
                                               ---------------------------------
OPERATIONS                                         1997                 1996
----------                                     -----------          -----------

Revenues                                       $   244,333          $   211,923
Operating Expenses                                (122,775)            (120,639)
Depreciation                                       (41,307)             (41,307)
                                               -----------          -----------

Net Income                                     $    80,251          $    49,977
                                               ===========          ===========

                                                 March 31,          December 31,
FINANCIAL POSITION                                 1997                 1996
------------------                             -----------          -----------

Total Assets                                   $ 4,405,967          $ 4,389,980
                                               ===========          ===========

Total Liabilities                              $   334,312          $   305,276
                                               ===========          ===========

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 3 - Supplementary Operating Partnership Financial Information
         (continued)

The following summarized financial information is for Dominion:

                                                 Three Months Ended March 31,
                                               ---------------------------------
OPERATIONS                                         1997                 1996
----------                                     -----------          -----------
Revenues                                       $   183,761          $   184,775
Operating Expenses                                 (60,259)             (68,851)
Depreciation                                       (30,198)             (27,715)
                                               -----------          -----------

Net Income                                     $    93,304          $    88,209
                                               ===========          ===========


                                                 March 31,          December 31,
FINANCIAL POSITION                                 1997                 1996
------------------                             -----------          -----------
Total Assets                                   $ 3,219,069          $ 3,245,457
                                               ===========          ===========
Total Liabilities                              $    68,472          $    88,306
                                               ===========          ===========

Note 4 - Related Party Transactions

The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. An affiliate of one of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the two properties in which the Partnership has an investment. The costs and expenses incurred for the three months ended March 31, 1997 and 1996 were $12,480, and $15,500, respectively.

The distributions earned by the General Partners for the three months ended March 31, 1997 and 1996 were as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                          1997             1996
                                                         ------           ------

Special Distributions                                    $6,187           $6,187
Regular Distributions of
   Cash from Operations                                   3,072            3,072
                                                         ------           ------
Total                                                    $9,259           $9,259
                                                         ======           ======

Special Distributions earned by the General Partners have been accrued but unpaid since the first quarter of 1992. Such amounts totaled $129,927 and $123,740 at March 31, 1997 and December 31, 1996, respectively, and are included in Due to General Partners and affiliates in the Statements of Financial Condition.

A minority shareholder of the Related General Partner has a minority ownership interest in a management company which provides property management services to the Pinehurst Operating Partnership under the terms of a one year management agreement that automatically renews. The agreement may be canceled with thirty days notice by either party. Management fees equal to 5% of gross revenue are paid monthly and amounted to $11,896, and $10,788 for the three months ended March 31, 1997 and 1996, respectively.

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)


Note 4 - Related Party Transactions (continued)

As of March 31, 1997, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 13,750 BUC$.

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

On August 9, 1995,  PBP,  PSI and other  Prudential  defendants  entered  into a
Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The Court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The Court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

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

Under the proposed Reorganization plan, the BUC$holders of the Partnership and Summit Insured Equity L.P., Summit Insured Equity L.P. II and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 5 - Contingencies (continued)

the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of the sum of the aggregate annual fees currently payable to both General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

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

There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor as to the time frame in which a closing may occur. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

Note 6 - Subsequent Event

In May 1997, a distribution of $150,478 and $3,072 was paid to the BUC$holders and General Partners, respectively, from operations for the quarter ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary source of funds is the preferred distributions from the investments in the Operating Partnerships.

During the three months ended March 31, 1997, cash and cash equivalents of the Partnership increased $32,332 due to cash flow from operations of $185,882 which exceeded distributions paid to partners of $153,550.

Preferred distributions from the Partnership's investment in the Pinehurst Operating Partnership, paid from cash flow from operations, totaled $93,300 for the three months ended March 31, 1997. As of March 31, 1997, the cumulative, unrecorded and undistributed preferred distributions totaled $1,342,409, of which $38,306 arose during the three months ended March 31, 1997.

During the first three months of 1997, the Partnership received preferred distributions totaling $99,859 from its investment in Dominion based on a 9.625% preferred equity return on its initial cash contribution of $4,149,585. As of March 31, 1997, the Partnership has received all of the preferred equity returns due from Dominion.

In May 1997, the Partnership paid a distribution of $150,478 and $3,072 to the BUC$holders and General Partners, respectively, from cash generated by operations for the quarter ended March 31, 1997. The Special Distribution of $6,187 due to the General Partners was accrued but not paid.

Future liquidity is expected to result from the cash generated from the properties and ultimately through the sale of the properties by the Operating Partnerships.

For a discussion of the proposed settlement of the Class Action relating to the Partnership, see Note 5 to the financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.

Results of Operations

Results of operations for the three months ended March 31, 1997 consisted primarily of net income from the Preferred Equity Investments in Pinehurst and Dominion.

Income from equity investments increased approximately $35,000 for the three months ending March 31, 1997 as compared to the same period in 1996 primarily due to rental rate increases and a decrease in rent concessions and bad debts at Pinehurst in the first quarter of 1997.

General and administrative expenses decreased approximately $3,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an under-accrual of tax return preparation fees at December 31, 1995 which was corrected in the first quarter of 1996.

General and administrative expenses-related parties decreased approximately $3,000 for the three months ending March 31, 1997 as compared to the same period in 1996 primarily due to lower expense reimbursements to the General Partners and their affiliates for services performed for the Partnership.

At April 20, 1997, the occupancy at Pinehurst and Dominion was 95% and 99%, respectively.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     This information is incorporated by reference to Note 5 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

     Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule (filed herewith).

     (b)  Reports on Form 8-K:

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


                          SUMMIT PREFERRED EQUITY L.P.



                                      By:   RELATED EQUITY FUNDING INC.
                                            General Partner



Date:  May 14, 1997                         By:   /s/ Alan P. Hirmes
                                                  ------------------------------
                                                  Alan P. Hirmes
                                                  Vice President
                                                  (Principal Financial Officer)



Date: May 14, 1997                          By:   /s/ Richard A. Palermo
                                                  ------------------------------
                                                  Richard A. Palermo
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                      and

                                      By:   PRUDENTIAL-BACHE PROPERTIES, INC.
                                            General Partner



Date:  May 14, 1997                         By:   /s/ Eugene D. Burak
                                                  ------------------------------
                                                  Eugene D. Burak
                                                  Vice President


                                      RELATED BUC$ ASSOCIATES, INC.
                                      Assignor Limited Partner



Date:  May 14, 1997                         By:   /s/ Alan P. Hirmes
                                                  ------------------------------
                                                  Alan P. Hirmes
                                                  Vice President