Form 10-Q
period 1997-06-30
SUMMIT PREFERRED EQUITY L P
filed 1997-08-14
CIK 812052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1997


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
                                   (Unaudited)


                                                     ===========    ===========
                                                       June 30,     December 31,
                                                         1997          1996
                                                     -----------    -----------

ASSETS

Cash and cash equivalents                            $   302,500    $   266,427
Investments in Operating Partnerships (Note 2)         7,182,148      7,241,379
Other assets                                               9,951          9,951
                                                     -----------    -----------

   Total Assets                                      $ 7,494,599    $ 7,517,757
                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
   Accounts payable and other liabilities            $    14,834    $    27,826
   Due to General Partners and affiliates                350,400        316,591
                                                     -----------    -----------

   Total Liabilities                                     365,234        344,417
                                                     -----------    -----------

Contingencies (Note 5)

Partners' Capital (Deficit):
   Limited Partners (657,389 BUC$ issued
     and outstanding)                                  7,219,007      7,262,101
   General Partners                                      (89,642)       (88,761)
                                                     -----------    -----------

   Total Partners' Capital                             7,129,365      7,173,340
                                                     -----------    -----------


   Total Liabilities and Partners' Capital           $ 7,494,599    $ 7,517,757
                                                     ===========    ===========


                        See Notes to Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                              Statements of Income
                                   (Unaudited)


                                       ==================   ===================
                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       -------------------   -------------------

Revenues:

   Income from equity investments      $153,541   $130,604   $327,088   $268,785
   Interest income                        1,661      1,748      3,249      3,494
                                       --------   --------   --------   --------

   Total revenues                       155,202    132,352    330,337    272,279
                                       ========   ========   ========   ========

Expenses:

   General and administrative            10,835     13,667     22,315     28,432
   General and administrative-
     related parties (Note 4)            20,042     25,266     32,522     40,766
                                       --------   --------   --------   --------

   Total expenses                        30,877     38,933     54,837     69,198
                                       --------   --------   --------   --------

   Net Income                          $124,325   $ 93,419   $275,500   $203,081
                                       ========   ========   ========   ========
   Allocation of Net Income:

    Limited Partners                   $115,775   $ 85,487   $257,863   $186,893
                                       ========   ========   ========   ========
    General Partners                   $  2,363   $  1,745   $  5,263   $  3,814
                                       ========   ========   ========   ========
    Special Distributions to
     General Partners                  $  6,187   $  6,187   $ 12,374   $ 12,374
                                       ========   ========   ========   ========
   Net Income per BUC                  $    .18   $    .13   $    .39   $    .28
                                       ========   ========   ========   ========


                        See Notes to Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
               Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                                      =========================================
                                                       Limited        General
                                         Total         Partners       Partners
                                      -----------------------------------------

Partners' capital (deficit) -
   January 1, 1997                    $ 7,173,340    $ 7,262,101    $   (88,761)
Net income                                275,500        257,863         17,637
Distributions                            (319,475)      (300,957)       (18,518)
                                      -----------    -----------    -----------
Partners' capital (deficit) -
   June 30, 1997                      $ 7,129,365    $ 7,219,007    $   (89,642)
                                      ===========    ===========    ===========


                        See Notes to Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                            Statements of Cash Flows
                                   (Unaudited)


                                                         ======================
                                                           Six Months Ended
                                                                June 30,
                                                           1997         1996
                                                         ----------------------

Cash flows from operating activities:

   Net income                                            $ 275,500    $ 203,081
   Adjustments to reconcile net income to net cash provided by operating activities:

     (Decrease) increase in accounts payable and
       other liabilities                                   (12,992)       2,077
     Distributions from investments in operating
       partnerships in excess of net income                 59,231      117,284
     Increase (decrease) in due to General Partners
       and affiliates                                       21,435      (39,587)
                                                         ---------    ---------

   Net cash provided by operating activities               343,174      282,855
                                                         ---------    ---------

Cash flows used in financing activities:

   Distributions paid to partners                         (307,101)    (307,101)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents        36,073      (24,246)

Cash and cash equivalents - beginning of period            266,427      273,113
                                                         ---------    ---------

Cash and cash equivalents - end of period                $ 302,500    $ 248,867
                                                         =========    =========

Supplemental schedule of noncash financing activities:

   Distributions to partners                             $(319,475)   $(319,475)
   Increase in distributions payable to General
     Partners                                               12,374       12,374
                                                         ---------    ---------

   Distributions paid to partners                        $(307,101)   $(307,101)
                                                         =========    =========


                        See Notes to Financial Statements

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

These financial statements have been prepared without an audit. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

Note 2 - Investments in Operating Partnerships

The Partnership accounts for its investments in Operating Partnerships using the equity method. The Partnership holds a Preferred Equity Investment in the TCR-Pinehurst Limited Partnership ("Pinehurst") which acquired and operates the Pinehurst apartment complex located in Kansas City, Missouri. Under the original terms of this investment, the Partnership is entitled to a preferred equity return of 8.8% per annum on its initial investment of $3,799,620 and 9.85% per annum on its initial investment of $1,949,805 in Phase II of Pinehurst. These preferred equity returns are cumulative and noninterest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Partnership totaled $1,380,714 and $1,304,103 at June 30, 1997 and December 31, 1996, respectively.
These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Special General Partner is the general partner of Pinehurst.

The carrying value of the Partnership's investment in Pinehurst is summarized below:

Investment in Pinehurst, January 1, 1997           $ 4,084,228
Distributions                                         (186,600)
Net Income                                             146,558
                                                   -----------
Investment in Pinehurst, June 30, 1997             $ 4,044,186
                                                   ===========

The Partnership made a Preferred Equity Investment in the Dominion Totem Park Limited Partnership ("Dominion"), which operates the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Partnership is entitled to receive a preferred equity return of 9.625% per annum on its initial cash contribution of $4,149,585. As

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Investments in Operating Partnerhips (continued)


of June 30, 1997, the Partnership has received all of the preferred equity returns due from Dominion.

The carrying value of the Partnership's investment in Dominion is summarized below:

Investment in Dominion, January 1, 1997                             $ 3,157,151
Distributions                                                          (199,719)
Net Income                                                              180,530
                                                                    -----------
Investment in Dominion, June 30, 1997                               $ 3,137,962
                                                                    ===========

Amounts  estimated to be recoverable  from future  operations and ultimate sales
were  greater  than  the  carrying   value  of  the   Investments  in  Operating
Partnerships at June 30, 1997.

Note 3 - Supplementary Operating Partnership Financial Information

The following summarized financial information is for Pinehurst:

                                                      Six Months Ended June 30,
                                                     --------------------------
OPERATIONS                                                1997           1996
                                                     -----------    -----------

Revenues                                             $   481,504    $   431,904
Operating Expenses                                      (252,317)      (236,526)
Depreciation                                             (82,614)       (82,614)
                                                     -----------    -----------

Net Income                                           $   146,573    $   112,764
                                                     ===========    ===========

                                                       June 30,     December 31,
FINANCIAL POSITION                                       1997           1996
                                                     -----------    -----------

Total Assets                                         $ 4,418,694    $ 4,389,980
                                                     ===========    ===========
Total Liabilities                                    $   374,017    $   305,276
                                                     ===========    ===========

The following summarized financial information is for Dominion:

                                                      Six Months Ended June 30,
                                                     --------------------------
OPERATIONS                                                1997           1996
                                                     -----------    -----------

Revenues                                             $   371,378    $   363,070
Operating Expenses                                      (130,452)      (151,608)
Depreciation                                             (60,396)       (55,430)
                                                     -----------    -----------

Net Income                                           $   180,530    $   156,032
                                                     ===========    ===========

                                                       June 30,     December 31,
FINANCIAL POSITION                                       1997           1996
                                                     -----------    -----------
Total Assets                                         $ 3,179,275    $ 3,245,457
                                                     ===========    ===========
Total Liabilities                                    $    41,313    $    88,306
                                                     ===========    ===========

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 4 - Related Party Transactions

The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. An affiliate of one of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the two properties in which the Partnership has an investment. The costs and expenses incurred for the three months ended June 30, 1997 and 1996 were $20,042 and $25,266, respectively, and for the six months ended June 30, 1997 and 1996 were $32,522 and $40,766, respectively.

The distributions earned by the General Partners for the three and six months ended June 30, 1997 and 1996 were as follows:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                       1997        1996        1997        1996
                                     -------     -------     -------     -------

Special Distributions                $ 6,187     $ 6,187     $12,374     $12,374
Regular Distributions of
   Cash from Operations                3,072       3,072       6,144       6,144
                                     -------     -------     -------     -------
Total                                $ 9,259     $ 9,259     $18,518     $18,518
                                     =======     =======     =======     =======


Special Distributions earned by the General Partners have been accrued but unpaid since the first quarter of 1992. Such amounts totaled $136,114 and $123,740 at June 30, 1997 and December 31, 1996, respectively, and are included in Due to General Partners and affiliates in the Statements of Financial Condition.

A minority shareholder of the Related General Partner has a minority ownership interest in a management company which provides property management services to the Pinehurst Operating Partnership. Management fees equal to 5% of gross revenue are paid monthly and amounted to $11,741 and $10,827 and $23,637 and $21,615 for the three and six months ended June 30, 1997 and 1996, respectively.

As of June 30, 1997, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 13,750 BUC$.

Note 5 - Contingencies

Previous quarterly and annual reports by the Partnership have disclosed the commencement and status of the putative class action captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. , (CV-93-654) (D.Az.). This putative class action was transferred, along with certain other cases, by the Judicial Panel on Multidistrict Litigation to a single judge of the United States
District Court for the Southern District of New York (the "Court") for consolidated and coordinated pre-trial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, MDL Docket 1005 (the "Class Action"). As previously disclosed in the last quarterly report, the Related General Partner and certain of its affiliates entered, in December 1996, into a stipulation of settlement with counsel for plaintiffs to settle the Class Action against the Related General Partner and certain of its affiliates (the "Related Settlement").

                          SUMMIT PREFERRED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 5 - Contingencies (continued)

On June 11, 1997, the Court issued orders that, inter alia, approved the solicitation statement describing in detail the transactions contemplated pursuant to the proposed Related Settlement, directed that it be mailed along with the class notice to the members of the class and rescheduled the settlement fairness hearing to consider the final approval of the Related Settlement for August 28, 1997. In accordance with the Court's orders, the solicitation statement and class notice were mailed to BUC$holders of the Partnership.

There can be no assurance that the conditions to the closing of the proposed Related Settlement and the reorganization of the Partnership (as disclosed in previous quarterly and annual reports and in the solicitation statement and class notice) will be satisfied nor as to the time frame as to which the closing may occur. In the event that the Related Settlement is not consummated, the Related General Partner believes it has meritorious defenses to the Class Action and intends to defend this action vigorously .

Note 6 - Subsequent Event

In August 1997, a distribution of $150,478 and $3,072 was paid to the BUC$holders and General Partners, respectively, from operations for the quarter ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary source of funds is the preferred distributions from the investments in the Operating Partnerships.

During the six months ended June 30, 1997, cash and cash equivalents of the Partnership increased $36,073 due to cash flow from operations of $343,174 which exceeded distributions paid to partners of $307,101.

Preferred distributions from the Partnership's investment in the Pinehurst Operating Partnership, paid from cash flow from operations, totaled $186,600 for the six months ended June 30, 1997. As of June 30, 1997, the cumulative, unrecorded and undistributed preferred distributions totaled $1,380,714, of which $76,611 arose during the six months ended June 30, 1997.

During the first six months of 1997, the Partnership received preferred distributions totaling $199,719 from its investment in Dominion based on a 9.625% preferred equity return on its initial cash contribution of $4,149,585. As of June 30, 1997, the Partnership has received all of the preferred equity returns due from Dominion.

In August 1997, the Partnership paid a distribution of $150,478 and $3,072 to the BUC$holders and General Partners, respectively, from cash generated by operations for the quarter ended June 30, 1997. The Special Distribution of $6,187 due to the General Partners was accrued but not paid. Accrued and unpaid Special Distributions totaled $136,114 and $123,740 at June 30, 1997 and December 31, 1996, respectively.

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

Results of Operations

Results of operations for the three and six months ended June 30, 1997 consisted primarily of net income from the Preferred Equity Investments in Pinehurst and Dominion.

Income from equity investments increased approximately $23,000 and $58,000 for the three and six months ending June 30, 1997, respectively, as compared to 1996 primarily due to rental rate increases, an increase in occupancy and a decrease in rent concessions and bad debts at Pinehurst.

General and administrative expenses decreased approximately $3,000 and $6,000 for the three and six months ended June 30, 1997, respectively, as compared to 1996 primarily due to a decrease in legal expenses in 1997 and an under-accrual of tax return preparation fees at December 31, 1995 which was adjusted in the first quarter of 1996.

General and  administrative  expenses-related  parties  decreased  approximately
$5,000 and $8,000 for the three and six months ending June 30, 1997, respectively, as compared to 1996 primarily due to lower expense reimbursements to the General Partners and their affiliates for services performed for the Partnership.

At July 13, 1997, the occupancy at Pinehurst and Dominion was 95% and 98%, respectively.

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

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

     Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc., effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

     Solicitation information was mailed to BUC$holders in connection with the proposed Related Settlement (see Note 5 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report).

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

          27 Financial Data Schedule (filed herewith).


     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed on during the quarter.

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


                          SUMMIT PREFERRED EQUITY L.P.



                              By: RELATED EQUITY FUNDING INC.
                              General Partner



Date: August 13, 1997              By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Vice President
                                       (Principal Financial Officer)



Date: August 13, 1997              By: /s/ Richard A. Palermo
                                       ----------------------
                                       Richard A. Palermo
                                       Treasurer
                                       (Principal Accounting Officer)

                              and

                              By: PRUDENTIAL-BACHE PROPERTIES, INC.
                                  General Partner



Date: August 13, 1997              By: /s/ Eugene D. Burak
                                       -------------------
                                       Eugene D. Burak
                                       Vice President


                              RELATED BUC$ ASSOCIATES, INC.
                              Assignor Limited Partner



Date: August 13, 1997              By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Vice President